Form 10-Q
period 1996-03-31
C ATS SOFTWARE INC
filed 1996-05-15
CIK 937266

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                               -----------------------

                                      FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                    For the quarterly period ended March 31, 1996

                                          or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
                                     Act of 1934
                            For the transition period from        to
                                                          --------   --------

                           Commission File Number:  0-25526

                                 C-ATS SOFTWARE INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                                  77-0185283
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification Number)

1870 EMBARCADERO ROAD, PALO ALTO, CA                  94303
(Address of principal executive offices)            (Zip Code)

                                     415-321-3000
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X (1)]  Yes  [X (2)]  No

    Number of shares outstanding of the issuer's common stock, $0.001 par value as of May 10, 1996: 6,600,263

                                 C-ATS SOFTWARE INC.


                                        INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements


         Condensed Consolidated Balance Sheets                            3

         Condensed Consolidated Statements of Operations                  4

         Condensed Consolidated Statements of Cash Flows                  5

         Notes to Interim Condensed Consolidated Financial Statements     6


Item 2.  Management's Discussion and Analysis of Financial Condition   8-12
         and Results of Operations



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             13


Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                               14

    Index to Exhibits                                                    15

 .Exhibit 27  EDGAR Requirements for the Format and Input of           16-17
             Financial Data Schedules

                                 C-ATS SOFTWARE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                   March 31,      December 31,
                  ASSETS                             1996            1995
                                                  -----------     ------------
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                     $  3,144        $  4,199
   Short-term investments                          19,699          22,502
   Accounts receivable, net                         5,684           7,153
      Prepaid expenses                                543             430
   Deferred taxes                                   2,764           2,888
                                                 ---------       ---------
      Total current assets                         31,834          37,172

Property and equipment, at cost
   Equipment                                        2,963           2,472
   Leasehold improvements                             311             306
   Furniture and fixtures                             442             470
                                                 ---------       ---------
                                                    3,716           3,248
   Accumulated depreciation                        (2,759)         (2,293)
                                                 ---------       ---------
      Net property and equipment                      957             955
Purchased software, at cost                         1,435             376
      Accumulated amortization                       (407)           (321)
                                                 ---------       ---------
      Net purchased software                        1,028              55
Other assets                                          306             318
                                                 ---------       ---------
                                                 $ 34,125        $ 38,500
                                                 ---------       ---------
                                                 ---------       ---------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $    188        $  1,093
   Accrued liabilities                                968           1,159
   Accrued compensation                             1,196           1,019
   Accrued taxes payable                              641           1,058
   Deferred revenue                                10,100          11,279
                                                 ---------       ---------
      Total current liabilities                    13,093          15,608

Commitments:
Shareholders' equity:
   Common stock                                         7               6
   Additional paid in capital                      22,649          18,205
   Cumulative translation adjustment                  278             319
   Retained earnings (accumulated deficit)         (1,902)          4,362
                                                 ---------       ---------
      Total shareholders' equity                   21,032          22,892
                                                 ---------       ---------
                                                 $ 34,125        $ 38,500
                                                 ---------       ---------
                                                 ---------       ---------

                                 C-ATS SOFTWARE INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                Three Months Ended March 31,
                                                    1996           1995
                                                ------------    ------------
                                                 (unaudited)   (unaudited)
Revenues:
   License revenue                               $  5,386        $  4,754
   Service and other revenue                          308             429
                                                 ---------       --------
      Total revenues                                5,694           5,183

Costs and expenses:
   Cost of revenues                                    54             289
   Research and development                         1,224             881
   Sales and marketing                              2,669           2,289
   General and administrative                         710             679
   Acquired in-process research and
     development                                    7,066
                                                 ---------       --------
      Total costs and expenses                     11,723           4,138
                                                 ---------       --------

Operating income (loss)                            (6,029)          1,045
Interest income                                       231              86
                                                 ---------       --------

Income (loss) before provision for income
   taxes                                           (5,798)       $  1,131
Provision for income taxes                            469             396
                                                 ---------       --------
Net income (loss)                                $ (6,267)       $    735
                                                 ---------       --------
                                                 ---------       --------

Net income (loss) per share, primary             $  (1.00)       $   0.17
                                                 ---------       --------
                                                 ---------       --------
Net income (loss) per share, fully diluted       $  (1.00)       $   0.14
                                                 ---------       --------
                                                 ---------       --------

Weighted average common shares
  outstanding, primary                              6,260           4,321
Weighted average common shares
  outstanding, fully diluted                        6,260           5,229

                                 C-ATS SOFTWARE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                               Three Months Ended
                                                        March 31,               March 31,
                                                          1996                    1995
                                                       -----------             -----------
                                                       (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (6,267)                $    735
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                           206                      169
     Acquired in-process research
        and development                                    7,066                       --
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                    1,469                    2,583
        Increase in prepaid expenses                        (113)                    (453)
        (Increase) decrease in other assets                   11                     (177)
        (Increase) decrease in deferred tax asset            124                       (1)
        Increase (decrease) in accounts payable             (905)                     415
        Increase (decrease) in accrued liabilities          (191)                     521
        Increase (decrease) in accrued compensation          177                     (566)
        Decrease in accrued taxes payable                   (417)                    (237)
        Decrease in deferred revenue                      (1,179)                     (77)
                                                       ----------                ---------
      Net cash provided (used) by operating
          activities                                         (19)                   2,912
                                                       ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                          --                  (20,625)
  Investment in acquisition of LORGB                      (8,084)                      --
  Purchase of property and equipment                        (159)                    (174)
                                                       ----------                ---------
      Net cash used in investing activities               (8,243)                 (20,799)
                                                       ----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of short-term investments                          2,803                       --
   Proceeds from issuance of common stock                  4,445                   14,164
                                                       ----------                ---------
      Net cash provided by financing activities            7,248                   14,164
                                                       ----------                ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                       (41)                     178
                                                       ----------                ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,055)                  (3,545)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                   4,199                    7,689
                                                       ----------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   3,144                 $  4,144
                                                       ----------                ---------
                                                       ----------                ---------


                                 C-ATS SOFTWARE INC.

             NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

1.   NATURE OF OPERATIONS:

    C-ATS Software Inc. (the "Company") was organized in 1988 as a successor to a partnership formed in 1986. The Company develops and markets client/server software for financial risk management. The majority of the Company's current clients are domestic and international financial institutions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements are unaudited, but reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The financial statements should be read in conjunction with the Company's financial statements and footnotes as presented in the Company's Annual Report filed under SEC Form 10-K.


REVENUE RECOGNITION

    The Company licenses its products to end users under annual license agreements which include rights to maintenance support services and product upgrades. Accordingly, license revenues are recognized ratably over twelve months.

    In addition, the Company provides training and consulting services to its clients. Revenue from such services is generally recognized as the services are performed. Revenues from long-term systems integration projects are recognized based on the percentage-of-completion method.

EARNINGS PER SHARE

    Earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve-month period prior to the Company's March 1995 public offering are included in the calculation of common and common equivalent shares as if they were outstanding for all periods prior to the initial public offering. Furthermore, common share equivalents from convertible stock that converted upon the Company's initial public offering were included in the calculation as if they had been converted on March 28, 1995.

    In the first quarter of 1996, common share equivalents, if included, would have an anti-dilutive effect on the net loss per share calculation, and are therefore excluded from both the primary and fully diluted calculations for 1996. The Financial Accounting Standards Board is currently considering a proposal to eliminate common share equivalents from all future earnings per share calculations beginning in 1997.

STOCK EXCHANGE; COMMON STOCK

    The Company was reincorporated in Delaware, effective March 1995. Pursuant to the reorganization, the Delaware successor Company issued one share of stock for each share of outstanding Common Stock and Preferred Stock. During March 1995, the Company completed its initial public offering of stock and sold an aggregate of 1.3 million shares of Common Stock generating net proceeds to the Company, after underwriting and other costs, of approximately $13.8 million.

                                 C-ATS SOFTWARE INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of factors set forth in the section titled "Future Operating Results" and elsewhere.

    The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                               Three Months Ended
                                            March 31,       March 31,
                                              1996            1995
                                           -----------      ----------
                                           (unaudited)      (unaudited)
Revenues:
  License revenue                              94%            92%
  Service and other revenue                     6              8
                                             -----           ----
      Total revenues                          100            100
Costs and expenses:
  Cost of revenues                              1              6
  Research and development                     22             17
  Sales and marketing                          47             44
  General and administrative
      In process R&D expense                   12             13
                                              124             --
                                             -----           ----
Total costs and expenses                      206             80
                                             -----           ----
Operating income (loss)                      (106)            20
Interest income                                 4              2
                                             -----           ----
Income (loss) before provision for
  income taxes                               (102)            22
Provision for income taxes                      8              8
                                             -----           ----
  Net income (loss)                          (110)%           14%


REVENUES

     Total revenues during the first quarter of 1996 increased to $5.7 million, a 10% gain over first quarter 1995 revenues of $5.2 million. International revenues accounted for 78% and 79% of total revenues in the first quarter of 1996 and 1995, respectively. In the first quarter of 1996, domestic revenues increased by 5% while international revenues increased by 11% over the first quarter of 1995. Revenues from Japan increased by 8%, revenues from the United Kingdom increased by 29%, and revenues from other international clients increased by 5% in the first quarter of 1996 compared to the first quarter of 1995. Domestic revenues were slower than the overall Company growth rates due in large part to the completion in the fourth quarter of 1995 of a systems integration project which began during the second half of 1994.

     LICENSE. License revenue increased to $5.4 million in the first quarter of 1996 from $4.8 million in the first quarter of 1995. License revenue increased primarily as a result of an increase in the number of sites where the Company's products are licensed.

     SERVICE AND OTHER. Service and other revenues decreased to $0.3 million in the first quarter of 1996 from $0.4 million in the first quarter of 1995. Service and other revenues decreased primarily due to the completion of a systems integration project that was undertaken and subcontracted by the Company in the middle of 1994 and concluded in the fourth quarter of 1995.

COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues decreased to $0.1 million in the first quarter of 1996 from $0.3 million in the first quarter of 1995. This decrease was due primarily to the reduction in subcontracted services related to the systems integration project, referred to above.

     RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.2 million in the first quarter of 1996 from $0.9 million in the first quarter of 1995. The increase in research and development expenditures was due primarily to increases in expenditures for new product development. The increase also included the addition of research staff from the acquired firm of Lor/Geske Bock Associates, Inc. ("LORGB") on February 13, 1996. In connection with the LORGB acquisition, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates that research and development expenditures will continue to increase in dollar amount during the remainder of 1996.

     SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased to $2.7 million in the first quarter of 1996 from $2.3 million in 1995. The increase in sales and marketing expenditures was due primarily to increases in personnel-related costs. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount in 1996 as the Company expands its sales and service organization..

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses remained level at $0.7 million in 1996 from 1995. The Company anticipates that general and administrative expenses will increase in dollar amount in 1996.

INTEREST INCOME

     Interest income is comprised primarily of interest earned on the Company's excess cash and short term investment balances, net of interest expense. Interest income increased to $231,000 in the first quarter of 1996 from $86,000 in the first quarter of 1995. Interest income increased as a result of higher cash and short term investment balances.

PROVISION FOR INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 37% and 35% in the first quarter of 1996 and 1995, respectively. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits in 1995 and foreign tax credits in both years. The higher rate in 1996 anticipates non-continuance of the research and development credit during the 1996 tax year.

     As of March 31, 1996, the Company had $4.5 million of deferred tax assets for application against future income. Due to certain limitations of benefits related to tax carrybacks, the Company has provided a valuation allowance of $1.7 million related to the deferred tax asset. Accrued taxes payable include reserves for tax liabilities. The Company's tax returns for 1990 through 1994 are being examined by the Internal Revenue Service. Such examination may result in adjustments to previously filed tax returns. While the Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination, no assurance can be given that the reserves will be adequate.

FUTURE OPERATING RESULTS

     The Company has derived substantially all of its revenues from the sale of software products and services for derivatives risk management, and its future growth is critically dependent on increased revenues from products for this use. The market for derivatives risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share, or will not affect pricing and margins. The Company's C-atalyst product family includes among other features a Global Risk Manager product designed to facilitate firm-wide risk management. There can be no assurance that C-atalyst will achieve significant market acceptance. The market for firm-wide risk management products is at a very early stage of development Failure of a significant market for firm-wide risk management products or Financial CAD to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

     The Company's revenues are derived primarily from annual renewable license fees, and although the Company has been successful to date in negotiating renewable licenses rather than perpetual licenses, the Company may in the future encounter resistance to such renewable licenses. A significant decline in the percentage of clients who renew their license or the failure of the Company to enter into renewable licenses would have a material adverse effect on the business, operating results and financial condition of the Company.

     A significant portion of the Company's revenues are derived from sales to international clients. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications, managing international operations and other factors. The Company prices its products in U.S. dollars, but it incurs expenses in local currencies for its overseas operations. The Company attempts to reduce its exposure to exchange rate fluctuations by purchasing foreign currencies every six to twelve months in amounts equal to the operating expenses estimated to be payable in such currencies during the next six to twelve months. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States, and any inability to obtain necessary foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international sales, and thereby on its business, financial condition and results of operations. Additionally, the Company's business, financial condition and international operating results may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition.

     The Company's acquisition of LORGB entails various risks. Additional development will be required before the LORGB products are broadly marketed. There is no assurance that the development work will be completed timely or successfully. There is also no assurance that the LORGB products will win broad market acceptance. The addition of the LORGB personnel and related overhead also increases the Company's expenses. If the Company is not successful in developing and marketing the LORGB products, then the Company's earnings will be adversely affected.

            The Company's quarterly operating results may fluctuate substantially as a result of a variety of factors including the volume and timing of license renewals by existing clients, license agreements with new clients, the timing and market acceptance of new products or technological advances by the Company or its competitors, price levels, and unexpected expenses. The Company's expense levels are based, in part, on expectations of future revenues. If revenues in a particular quarter do not meet expectations, operating results could be adversely affected. The Company expects that its operating results will fluctuate in the future as a result of these and other factors. Additionally, the Company has accrued a reserve for tax liabilities in connection with an Internal Revenue Service examination. There can be no assurance that such reserve will be adequate to cover any liabilities. Results of past quarters should not be relied on as an indication of future results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of March 31, 1996, the Company had $22.8 million in cash, cash equivalents and short-term investments, and no long term debt.

     Net cash used by operating activities totaled $19,000 in the first quarter of 1996. In the first quarter of 1995, operating activities provided $2.9 million to net cash. The Company used $8.1 million of net cash in the first quarter of 1996 for acquisitions versus the $20.6 million utilized for investing activities in the first quarter of 1995. The Company's investments in short-term investments increased by $20.6 million in the first quarter of 1995. The Company added $0.2 million of property and equipment in both the first quarter of 1996 and 1995. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1996 will be approximately $0.8 million. In April 1995, the Company's existing lease for its Palo Alto, California facilities expired and the Company signed a new lease for another facility in Palo Alto, California in close proximity to its previous office. This new facility lease is for approximately 30,000 square feet of space and expires in April 2001.

     Financing activities provided cash of $2.8 million in the first quarter of 1996, resulting from the sale of short-term investments. In addition, the Company issued $4.2 million of common stock in connection with the acquisition of LORGB. This compares to the $14.2 million provided by financing activities in the first quarter of 1995 which is primarily attributable to the completion of the Company's initial public offering of stock in March of 1995.

     The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances, and the cash flow expected to be generated from operations will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                                 C-ATS SOFTWARE INC.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A report on Form 8-K under a filing date of February 13, 1996 was filed by the Company during the quarter ended March 31, 1996. The Form 8-K filing described terms of the acquisition of LOR/Geske Bock Associates, Inc. (LORGB), a California Corporation, pursuant to an "Agreement and Plan of Reorganization" dated January 30, 1996. LORGB designs, develops, and markets integrated, organization-wide market and credit risk management software systems. The transaction was accounted for as a "purchase" for accounting purposes.

          As a result of the merger, the outstanding LORGB common stock was exchanged for an aggregate of approximately 578,651 shares of the Company's common stock and approximately $3,294,000 in cash. In addition, the Company assumed all options to purchase LORGB capital stock outstanding at the effective time of the merger. As a result of the merger, the Company assumed options representing the right to purchase approximately 167,000 shares of the Company's common stock.

          No other reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                 C-ATS SOFTWARE INC.


                                      SIGNATURES


       Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        C-ATS Software Inc.
                                        (Registrant)


Date:  May 14, 1996                     By:  /s/  Rod A. Beckstrom
                                           ------------------------------------
                                             Rod A. Beckstrom
                                             President, Chief Executive Officer
                                             and Chairman
                                             (Principal Executive Officer)





Date:  May 14, 1996                     By:  /s/  G. Bradford Solso
                                           ------------------------------------
                                             G. Bradford Solso
                                             Vice President,
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial and
                                             Principal Accounting Officer)


                                 C-ATS SOFTWARE INC.

                                  INDEX TO EXHIBITS



EXHIBIT                  EXHIBIT TITLE                                   PAGE
NUMBER                                                                  NUMBER
27   Requirements for the Format and Input of Financial Data Schedules     16