Form 10-Q
period 1996-06-30
C ATS SOFTWARE INC
filed 1996-08-14
CIK 937266

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                     For the quarterly period ended June 30, 1996
                                                    -------------

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934

                   For the transition period from________to________

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

    Number of shares outstanding of the issuer's common stock, $0.001 par value as of July 31, 1996: 6,614,743

                                 C-ATS SOFTWARE INC.


                                        INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements


    Condensed Consolidated Balance Sheets                                     3

    Condensed Consolidated Statements of Operations                           4

    Condensed Consolidated Statements of Cash Flows                           5

    Notes to Interim Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial Condition       8-12
         and Results of Operations



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 13


Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                   14

         Index to Exhibits                                                   15

Exhibit 27  EDGAR Requirements for the Format and Input of                16-17
            Financial Data Schedules

                                 C-ATS SOFTWARE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                      June 30,      December 31,
                                                       1996           1995
                                                     --------        --------
                  ASSETS                             (unaudited)
Current assets:
   Cash and cash equivalents                         $  1,363        $  4,199
   Short-term investments                              19,914          22,502
   Accounts receivable, net                             7,299           7,153
   Prepaid expenses                                       668             430
   Deferred taxes                                       2,764           2,888
                                                     --------        --------
      Total current assets                             32,008          37,172

Property and equipment, at cost
   Equipment                                            3,119           2,472
   Leasehold improvements                                 314             306
   Furniture and fixtures                                 462             470
                                                     --------        --------
                                                        3,895           3,248
   Accumulated depreciation                            (2,888)         (2,293)
                                                     --------        --------
      Net property and equipment                        1,007             955
Purchased software, at cost                             1,447             376
   Accumulated amortization                              (508)           (321)
                                                     --------        --------
      Net purchased software                              939              55
Other assets                                              301             318
                                                     --------        --------
                                                     $ 34,255        $ 38,500
                                                     --------        --------
                                                     --------        --------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   599       $   1,093
   Accrued liabilities                                    795           1,159
   Accrued compensation                                 1,489           1,019
   Accrued taxes payable                                  127           1,058
   Deferred revenue                                    10,063          11,279
                                                     --------        --------
      Total current liabilities                        13,073          15,608

Commitments:
Shareholders' equity:
   Common stock                                             7               6
   Additional paid in capital                          22,659          18,205
   Cumulative translation adjustment                      254             319
   Retained earnings (accumulated deficit)             (1,738)          4,362
                                                     --------        --------
      Total shareholders' equity                       21,182          22,892
                                                     --------        --------
                                                     $ 34,255        $ 38,500
                                                     --------        --------
                                                     --------        --------

                                 C-ATS SOFTWARE INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                              Quarter ended June 30,       Six months ended June 30,
                                                               1996           1995           1996           1995
                                                             ----------     ----------     ----------     ----------
Revenues:
   License revenue                                           $  4,939       $  4,984       $ 10,325       $  9,738
   Service and other revenue                                      134            482            442            911
                                                              -------        -------       --------       --------
      Total revenues                                            5,073          5,466         10,767         10,649

Costs and expenses:
   Cost of revenues                                                74            190            128            479
   Research and development                                     1,567            863          2,791          1,744
   Sales & Marketing                                            2,761          2,590          5,430          4,879
   General & administrative                                       650            723          1,360          1,402
   In-Process R&D expense                                           -              -          7,066              -
                                                              -------        -------       --------       --------
      Total costs & expenses                                    5,052          4,366         16,775          8,504
                                                              -------        -------       --------       --------

Operating income (loss)                                            21          1,100         (6,008)         2,145
Interest income                                                   240            315            471            401
                                                              -------        -------       --------       --------
Income (loss) before provision
   for income taxes                                               261          1,415         (5,537)         2,546

Provision for income taxes                                         97            495            566            891
                                                              -------        -------       --------       --------
Net income/(loss)                                             $   164        $   920       $ (6,103)      $  1,655
                                                              -------        -------       --------       --------
                                                              -------        -------       --------       --------

Net income/(loss) per share                                   $  0.02        $  0.14       $  (0.95)      $   0.29
                                                              -------        -------       --------       --------
                                                              -------        -------       --------       --------

Weighted average common
   shares outstanding                                           6,797          6,418         6,425*          5,791

*excludes anti-dilutive
common share equivalents.

                                 C-ATS SOFTWARE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                                     Six Months Ended
                                                                  June 30,       June 30,
                                                                    1996           1995
                                                               --------------  -------------
                                                                (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ (6,103)      $  1,655
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                    434            300
      Acquired in-process research and development                   7,066             --
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                   (146)           920
         (Increase) in prepaid expenses                               (238)          (347)
         (Increase) decrease in other assets                            17           (199)
         (Increase) decrease in deferred tax asset                     124           (157)
         Increase (decrease) in accounts payable                      (494)           403
         (Decrease) in accrued liabilities                            (364)          (287)
         Increase (decrease) in accrued compensation                   470           (261)
         (Decrease) in accrued taxes payable                          (931)          (291)
         Increase (decrease) in deferred revenue                    (1,216)           574
                                                                  --------       --------
      Net cash provided (used) by operating activities              (1,381)         2,310
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                 (215)       (19,808)
   Investment in acquisition of LORGB                               (8,084)            --
   Purchase of property and equipment                                 (373)          (421)
                                                                  --------       --------
      Net cash used in investing activities                         (8,672)       (20,229)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of short-term investments                                    2,803             --
   Proceeds from issuance of common stock                            4,455         14,148
                                                                  --------       --------
      Net cash provided by financing activities                      7,258         14,148
                                                                  --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                (41)           284
                                                                  --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,836)        (3,487)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD
                                                                     4,199          7,689
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                       $  1,363       $  4,202
                                                                  --------       --------
                                                                  --------       --------


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

    In addition, the Company provides training and consulting services to its clients. Revenue from such services is generally recognized as the services are performed. When performing long-term systems integration projects for its clients, revenues are recognized based on the percentage-of-completion method, and any anticipated losses would be recorded in the earliest period in which such loss may become evident. The Company completed its most recent systems project in the fourth quarter of 1995 and does not currently have a long-term project in process.

EARNINGS PER SHARE

    Earnings per share is computed using the weighted average number of shares of common stock and dilutive common share equivalents from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common share equivalents issued during the twelve-month period prior to the Company's March 1995 public offering are included in the calculation of common and common share equivalents as if they were outstanding for all periods prior to the initial public offering. Furthermore, common share equivalents from convertible stock that converted upon the Company's initial public offering were included in the calculation as if they had been converted on March 28, 1995.


    In the first half of 1996, common share equivalents, if included, would have an anti-dilutive effect on the net loss per share calculation, and are therefore are excluded from the calculation for this period. The Financial Accounting Standards Board is currently considering a proposal to eliminate common share equivalents from all future earnings per share calculations beginning in 1997.

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

RESULTS OF OPERATIONS:

    The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                          Three Months Ended             Six Months Ended
                                                          ------------------             ----------------
                                                        June 30,       June 30,       June 30,       June 30,
                                                          1996           1995           1996           1995
                                                      -----------    -----------    -----------    -----------
                                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues:
   License revenue                                         97%            91%            96%            91%
   Service and other revenue                                3              9              4              9
                                                         ----           ----           ----           ----
      Total revenues                                      100            100            100            100
Costs and expenses:
   Cost of revenues                                         1              1              5
   Research and development                                31             16             26             16
   Sales and marketing                                     55             47             50             46
   General and administrative                              13             13             13             13
   In process R&D expense                                  --             --             66             --
                                                         ----           ----           ----           ----
Total costs and expenses                                  100             80            156             80
                                                         ----           ----           ----           ----
Operating income (loss)                                     0             20            (56)            20
Interest income                                             5              4              4              4
                                                         ----           ----           ----           ----
Income (loss) before provision for income taxes             5             24            (52)            24
Provision for income taxes                                  2              8              5              4
                                                         ----           ----           ----           ----
   Net income (loss)                                        3%             6%           (57)%           16%


REVENUES

    Total revenues during the second quarter of 1996 decreased to $5.1 million, a 7% decline versus second quarter of 1995 revenues of $5.5 million. The major contributor to the decline was a reduction in service and other revenues described below. Revenues for the first six months of 1996 increased by 1% to $10.8 million from $10.6 million in 1995. International revenues accounted for

80% of total revenues in the second quarter and the first six months of 1996 compared to 80% and 78% during the same periods in 1995. Domestic revenues increased by 11% and 14% in the second quarter and first half, respectively versus 1995, while international revenues remained the same in the second quarter and increased by 5% year-to-date over the same period of 1995. Domestic revenues were enhanced by new clients sales associated with the acquisition of LORGB in the first quarter of 1996

    LICENSE. License revenue was reduced by 1% to $4.9 million in the second quarter of 1996 from $5.0 million in the second quarter of 1995. For the first six months of 1996, license revenue increased by 6% to $10.3 million from $9.7 million in 1995. The decline in the second quarter was due primarily to the loss of a single renewal client who had converted to an internally developed system.

    SERVICE AND OTHER. Service and other revenue declined to $.1 million and $.4 million in the second quarter and the first six months of 1996 versus year earlier service revenue of $.5 million and $.9 million, respectively. Service and other revenue decreased primarily due to the completion of a systems integration project that was undertaken and subcontracted by the Company in the middle of 1994 and concluded in the fourth quarter of 1995.

COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues decreased to $0.1 million in the second quarter of 1996, from $.2 million in the second quarter of 1995. Cost of revenues decreased to $0.1 million in the first half of 1996 from $0.5 million in the first half of 1995. These decreases were due primarily to the reduction in subcontracted services related to the systems integration project, referred to above

    RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.6 million in the second quarter of 1996 and $2.8 million in the first half of 1996, from $0.9 million and $1.7 million in the second quarter and first half of 1995, respectively. The increase in research and development expenditures was due primarily to increases in expenditures for continuation and completion of in-process research and development ($.5 million and $.7 million in the second quarter and first half of 1996, respectively) and new product development. The increase includes the addition of research staff from the acquired firm of Lor/Geske Bock Associates, Inc. ("LORGB") during the first quarter of 1996. In connection with the LORGB acquisition, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The focus of this increased research and development spending will be to expand the platforms upon which the Company's products operate; to integrate the acquired products from LORGB; and to continue to enhance the features and functionality of the company's core capital and treasury market products. The Company anticipates that research and development expenditures will continue to increase in dollar amount during the remainder of 1996.

    SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased to $2.8 million in the second quarter and $5.4 million in the first half of 1996, up from $2.6 million and $4.9 million in the second quarter and first half of 1995, respectively. The increase in sales and marketing expenditures was due primarily to increases in personnel-related costs. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount in 1996 as the Company expands its sales and service organization.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the second quarter and first half remained level at $0.7 million and $1.4 million, respectively, in 1996 and in 1995. The Company anticipates that general and administrative expenses will increase in dollar amount in 1996.

INTEREST INCOME

    Interest income is comprised primarily of interest earned on the Company's excess cash and short term investment balances, net of interest expense. Interest income was reduced to $240,000 in the second quarter of 1996 from $315,000 in the second quarter of 1995. Interest income decreased as a result of lower cash and short term investment balances, and lower effective yields available on short-term investments. Interest income increased to $471,000 in
the first half of 1996 from $401,000 in the first half of 1995.   Cash balances
available for investment were lower in the first quarter of 1995 prior to the company's initial public offering on March 27, 1995.


PROVISION FOR INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 37% and 35% in the second quarter of 1996 and 1995, respectively. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits in 1995 and foreign tax credits in both years. The higher rate in 1996 anticipates that the research and development credit which expired in 1995 will not be re-instated during the 1996 tax year.

    As of June 30, 1996, the Company had $4.5 million of deferred tax assets, primarily associated with its deferred revenue liability, for application against future income. Due to certain time limitations of benefits related to tax carrybacks, the Company has provided a valuation allowance of $1.7 million related to the deferred tax asset. Accrued taxes payable include reserves for tax liabilities. The

Company's tax returns for 1990 through 1994 are currently being examined by the Internal Revenue Service. Such examination may result in adjustments to previously filed tax returns. While the Company has sufficient financial resources to cover such adjustment and the Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination, no assurance can be given that the reserves will be adequate.

FUTURE OPERATING RESULTS

    The Company has derived substantially all of its revenues from the sale of software products and services for derivatives risk management, and its future growth is critically dependent on increased revenues from products for this use. The market for derivative risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share or will not affect pricing and margins. In addition, the Company offers products to facilitate firm-wide risk managment The market for firm-wide risk managment products is at a very early stage of development. Failure of a significant market for firm-wide risk management products to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995.
As of June 30, 1996, the Company had $21.3 million in cash, cash equivalents and short-term investments, and no long term debt.

    Net cash used by operating activities totaled $1.3 million during the first half of 1996. In the first half of 1995, operating activities provided $2.3 million to net cash. The Company used $8.7 million of net cash in the first half of 1996 for acquisitions versus the $20.2 million utilized for investing activities in the first half of 1995. The Company's investments in short-term investments increased by $19.8 million in the first half of 1995. The Company added $0.4 million of property and equipment in both the first half of 1996 and 1995. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1996 will be approximately $0.9 million. In April 1995, the Company's existing lease for its Palo Alto, California facilities expired and the Company signed a new lease for another facility in Palo Alto, California in close proximity to its previous office. This new facility lease is for approximately 30,000 square feet of space and expires in April 2001.

    Financing activities provided cash of $2.8 million in the first half of 1996 resulting from the sale of short-term investments. In addition, the Company issued $4.5 million of common stock in connection with the acquisition of LORGB and stock option exercises. This compares to the $14.2 million provided by financing activities in the first half of 1995 which is primarily attributable to the completion of the Company's initial public offering of stock in March of 1995.

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

                                 C-ATS SOFTWARE INC.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders during the quarter ended June 30, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were required to be filed by the Company during the quarter ended June 30, 1996.

                                 C-ATS SOFTWARE INC.


                                      SIGNATURES


       Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                C-ATS Software Inc.
                                                (Registrant)


Date:  August 12, 1996                      By:
                                               -------------------------------
                                                Rod A. Beckstrom
                                                President, Chief Executive
                                                Officer and Chairman
                                                (Principal Executive Officer)






Date:  August 12, 1996                      By:
                                               -------------------------------
                                                G. Bradford Solso
                                                Vice President,
                                                Chief Financial Officer and
                                                Treasurer
                                                (Principal Financial and
                                                Principal Accounting Officer)

                                 C-ATS SOFTWARE INC.

                                  INDEX TO EXHIBITS


EXHIBIT                                                                  PAGE
NUMBER                          EXHIBIT TITLE                           NUMBER

  27  Requirements for the Format and Input of Financial Data Schedules    16