Form 10-Q
period 1996-09-30
C ATS SOFTWARE INC
filed 1996-11-14
CIK 937266

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         --------------------------------

                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended September 30, 1996
                                                 ------------------

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the transition period from _____________ to ___________

                         Commission File Number:  0-25526


                               C-ATS SOFTWARE INC.
                (Exact name of registrant as specified in its charter)



                 DELAWARE                                     77-0185283
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporated or organization)                      Identification Number

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

     Number of shares outstanding of the issuer's common stock, $0.001 par value as of October 31, 1996: 6,638,410

                               C-ATS SOFTWARE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements


         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statements of Cash Flows                       5

         Notes to Interim Condensed Consolidated Financial Statements        6-7


Item 2.  Management's Discussion and Analysis of Financial Condition        8-12
         and Results of Operations



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  13


Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    14

         Index to Exhibits                                                    15

Exhibit 27  EDGAR Requirements for the Format and Input of                 16-17
            Financial Data Schedules

                               C-ATS SOFTWARE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                           September 30,            December 31,
                                               1996                      1995
                                           -------------            ------------
                                            (unaudited)
                 ASSETS

Current assets:
     Cash and cash equivalents                $  1,469                 $  4,199
     Short-term investments                     20,086                   22,502
     Accounts receivable, net                    3,890                    7,153
     Prepaid expenses                            1,680                      430
     Deferred taxes                              2,690                    2,888
                                              --------                 --------
          Total current assets                  29,815                   37,172

Property and equipment, at cost
     Equipment                                   2,974                    2,472
     Leasehold improvements                        307                      306
     Furniture and fixtures                        449                      470
                                              --------                 --------
                                                 3,730                    3,248
     Accumulated depreciation                   (2,651)                  (2,293)
                                              --------                 --------
          Net property and equipment             1,079                      955
Purchased software, at cost                      1,447                      376
     Accumulated amortization                     (596)                    (321)
                                              --------                 --------
          Net purchased software                   851                       55
Other assets                                       297                      318
                                              --------                 --------
                                              $ 32,042                 $ 38,500
                                              --------                 --------


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                         $    122                 $  1,093
     Accrued liabilities                           773                    1,159
     Accrued compensation                        1,568                    1,019
     Accrued taxes payable                          53                    1,058
     Deferred revenue                            7,791                   11,279
                                              --------                 --------
          Total current liabilities             10,307                   15,608


Shareholders' equity:
     Common stock                                    7                        6
     Additional paid in capital                 22,756                   18,205
     Cumulative translation adjustment             301                      319
     Retained earnings (accumulated deficit)    (1,329)                   4,362
                                              --------                 --------
          Total shareholders' equity            21,735                   22,892
                                              --------                 --------
                                              $ 32,042                $  38,500
                                              --------                 --------
                                              --------                 --------

                               C-ATS SOFTWARE INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                Quarter ended September 30,    Nine months ended September 30,
                                    1996          1995              1996              1995
                                ------------   -----------     -------------      ------------
                                 (unaudited)   (unaudited)      (unaudited)        (unaudited)
Revenues:
  License revenue                  $  4,599      $  5,114         $  14,924          $ 14,852
  Service and other revenue             304           661               746             1,572
                                   --------      --------         ---------         ---------
     Total revenues                   4,903         5,775            15,670            16,424

Costs and expenses:
  Cost of revenues                       78           422               206               901
  Research and development            1,692           933             4,484             2,677
  Sales & marketing                   2,959         2,662             8,388             7,541
  General & administrative              645           703             2,005             2,105
  In-Process R&D expense                  -             -             7,066                 -
                                   --------      --------         ---------         ---------
     Total costs & expenses           5,374         4,720            22,149            13,224
                                   --------      --------         ---------         ---------

Operating income (loss)                (471)        1,055            (6,479)            3,200
Interest income                         198           273               669               674
                                   --------      --------         ---------         ---------
Income (loss) before provision
  for income taxes                     (273)        1,328            (5,810)            3,874
Provision (benefit) for income
  taxes                                (101)          465               465             1,356
                                   --------      --------         ---------         ---------
Net income  (loss)                 $   (172)     $    863         $  (6,275)        $   2,518
                                   --------      --------         ---------         ---------
                                   --------      --------         ---------         ---------

Net income  (loss) per share       $  (0.03)     $   0.14         $   (0.97)        $    0.42
                                   --------      --------         ---------         ---------
                                   --------      --------         ---------         ---------
Weighted average common
  shares outstanding                  6,623*        6,387             6,491*            5,989

  *excludes anti-dilutive
   common share equivalents.

                                 C-ATS SOFTWARE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                     Nine Months Ended
                                                     ------------------
                                                September 30,     September 30,
                                                    1996              1995
                                                -------------     ------------
                                                 (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (6,275)          $  2,518
  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       674                393
    Acquired in-process research and development      7,066                 --
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable     3,263              2,600
       (Increase) in prepaid expenses                  (681)               (36)
       (Increase) decrease in other assets               21               (136)
       (Increase) decrease in deferred tax asset        198                118
       Increase (decrease) in accounts payable         (971)               117
       (Decrease) in accrued liabilities               (386)              (246)
       Increase (decrease) in accrued compensation      549                (83)
       (Decrease) in accrued taxes payable           (1,004)              (881)
       Increase (decrease) in deferred revenue       (3,488)            (1,094)
                                                  ---------           --------
    Net cash provided by (used in) operating
    activities                                       (1,034)             3,270
                                                  ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments, net      2,417            (20,020)
  Investment in acquisition of LORGB                 (8,084)               --
  Purchase of property and equipment                   (641)              (519)
                                                  ---------           --------
    Net cash used in investing activities            (6,308)           (20,539)
                                                  ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock              4,606             14,172
                                                  ---------           --------
     Net cash provided by financing activities        4,606             14,172
                                                  ---------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                    6                170
                                                  ---------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,730)            (2,927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              4,199              7,689
                                                  ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   1,469           $  4,762
                                                  ---------           --------
                                                  ---------           --------

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

     In addition, the Company provides training and consulting services to its clients. Revenue from such services is generally recognized as the services are performed. When performing long-term systems integration projects for its clients, revenues are recognized based on the percentage-of-completion method. and any anticipated losses would be recorded in the earliest period in which such loss may become evident. The Company completed its most recent systems project in the fourth quarter of 1995 and does not currently have a long-term project in process.

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

     In the first quarter and the first nine months of 1996, common share equivalents, if included, would have an anti-dilutive effect on the net loss per share calculation, and therefore are excluded from the calculation for these periods. The Financial Accounting Standards Board is currently considering a proposal to eliminate common share equivalents from all future earnings per share calculations beginning in 1997.

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

RESULTS OF OPERATIONS:

     The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:


                                 Three Months Ended             Nine Months Ended
                             ----------------------------  ----------------------------
                             September 30,  September 30,  September 30,  September 30,
                                 1996           1995           1996           1995
                              -----------    -----------    -----------    -----------
                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues:
  License revenue                  94%            89%            95%            90%
  Service and other revenue         6             11              5             10
                                  ---            ---            ---            ---
    Total revenues                100            100            100            100
Costs and expenses:
  Cost of revenues                  2              7              1              6
  Research and development         35             16             29             16
  Sales and marketing              60             47             53             46
  General and administrative       13             12             13             13
  In process R&D expense           --             --             45             --
                                  ---            ---            ---            ---
Total costs and expenses          110             82            141             81
                                  ---            ---            ---            ---
Operating income (loss)           (10)            18            (41)            19
Interest income                     4              5              4              4
                                  ---            ---            ---            ---
Income (loss) before provision
 for income taxes                  (6)            23            (37)            23
Provision (benefit) for income
 taxes                             (2)             8              3              8
                                  ---            ---            ---            ---
  Net income (loss)                (4)%           15%           (40)%           15%


REVENUES

     Total revenues during the third quarter of 1996 decreased to $4.9 million, a 15% decline versus third quarter of 1995 revenues of $5.8 million. Primary contributors to the decline were the loss of several renewal customers who converted to internally developed systems and the reduction in service and other revenues described below. Revenues for the first nine months of 1996 decreased by

5% to $15.7 million from $16.4 million in 1995. International revenues accounted for 81% of total revenues in the third quarter and 80% in the first nine months of 1996, compared to 79% during the same periods in 1995. Domestic revenues decreased by 21% and 14% in the third quarter and first nine months, respectively versus 1995, while international revenues decreased by 11% in the third quarter and decreased by 1% year-to-date over the same period of 1995.

     LICENSE. License revenue was reduced by 10% to $4.6 million in the third quarter of 1996 from $5.1 million in the third quarter of 1995. For the first nine months of 1996, license revenue remained level at $14.9 million with the first nine months revenue of 1995. The decline in the third quarter was due primarily to the loss of several renewal clients who converted to internally developed systems.

     SERVICE AND OTHER. Service and other revenues declined to $0.3 million and $0.7 million in the third quarter and the first nine months of 1996 versus year earlier service revenues of $0.7 million and $1.6 million, respectively. Service and other revenues decreased primarily due to the completion of a systems integration project that was undertaken and subcontracted by the Company in the middle of 1994 and concluded in the fourth quarter of 1995.

COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues decreased to $0.1 million in the third quarter of 1996, from $0.4 million in the third quarter of 1995. Cost of revenues decreased to $0.2 million in the first nine months of 1996 from $0.9 million in the first nine months of 1995. These decreases were due primarily to the reduction in subcontracted services related to the systems integration project, referred to above.

     RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.7 million in the third quarter of 1996 and $4.5 million in the first nine months of 1996, from $0.9 million and $2.7 million in the third quarter and first nine months of 1995, respectively. The increase in research and development expenditures was due primarily to increases in expenditures for continuation and completion of in-process research and development ($0.6 million and $1.4 million in the third quarter and first nine months of 1996, respectively) and new product development. The increase includes the addition of research staff from the acquired firm of Lor/Geske Bock Associates, Inc. ("LORGB") during the first quarter of 1996. In connection with the LORGB acquisition, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The focus of this increased research and development spending will be to expand the platforms upon which the Company's products operate; to integrate the acquired products from LORGB; and to continue to enhance the features and functionality of the company's core capital and treasury market products. The Company anticipates that research and development expenditures will continue to increase in dollar amount during the remainder of 1996.

     SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased to $3.0 million in the third quarter and $8.4 million in the first nine months of 1996, up from $2.7 million and $7.5 million in the third quarter and first nine months of 1995, respectively. The increase in sales and marketing expenditures was due primarily to increases in personnel-related costs. The Company anticipates that sales and marketing expenses will continue to increase in dollar amount in 1996 as the Company expands its sales and service organization.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the third quarter and first nine months dropped to $0.6 million in the third quarter and $2.0 million in the first nine months of 1996, down from $0.7 million and $2.1 million, respectively, in 1995. The Company anticipates that general and administrative expenses will remain level in dollar amount during the remainder of 1996.

INTEREST INCOME

     Interest income is comprised primarily of interest earned on the Company's excess cash and short term investment balances, net of interest expense. Interest income was reduced to $198,000 in the third quarter of 1996 from $273,000 in the third quarter of 1995. Interest income decreased as a result of lower cash and short term investment balances, and lower effective yields available on short-term investments. Interest income remained level at $0.7 million first nine months of 1996 versus the first nine months of 1995. Cash balances available for investment were lower in the first quarter of 1995 prior to the company's initial public offering on March 27, 1995.

PROVISION FOR INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 37% and 35% in the third quarter of 1996 and 1995, respectively. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits in 1995 and foreign tax credits in both years.

     As of September 30, 1996, the Company had $4.4 million of deferred tax assets, primarily associated with its deferred revenue liability, for application against future income. Due to certain limitations of benefits related to tax carrybacks, the Company has provided a valuation allowance of $1.8 million related to the deferred tax asset. Accrued taxes payable include reserves for tax liabilities. The Company's tax returns for 1990 through 1994 are currently being examined by the Internal

Revenue Service. Such examination may result in adjustments to previously filed tax returns. While the Company has sufficient financial resources to cover such adjustment and the Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination, no assurance can be given that the reserves will be adequate.

FUTURE OPERATING RESULTS

     The Company has derived substantially all of its revenues from the sale of software products and services for derivatives risk management, and its future growth is critically dependent on increased revenues from products for this use. The market for derivative risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share or will not affect pricing and margins. In addition, the Company offer other products to facilitate firm-wide risk.management The market for firm-wide risk management products is at a very early stage of development. Failure of a significant market for firm-wide risk management products to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

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

     A significant portion of the Company's revenues are derived from sales to international clients. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications, managing international operations and other factors. The Company prices its products in U.S. dollars, but it incurs expenses in local currencies for its overseas operations. The Company attempts to reduce its exposure to exchange rate fluctuations by purchasing foreign currencies every nine to twelve months in amounts equal to the operating expenses estimated to be payable in such currencies during the next nine to twelve months. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States, and any inability to obtain necessary foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international sales, and thereby on its business, financial condition and results of operations. Additionally, the Company's business, financial condition and international operating results may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of September 30, 1996, the Company had $21.6 million in cash, cash equivalents and short-term investments, and no long term debt.

     Net cash used by operating activities during the first nine months of 1996 totaled $1.0. In the first nine months of 1995, operating activities provided $3.3 million to net cash. During the first nine months of 1996 the Company utilized $6.3 million of net cash for investing activities including $8.1 million for acquisitions. Other investing activities in the first nine months of 1996 provided cash of $2.4 million from the sale of short-term investments. In the first nine months of 1995, the Company's investments in short-term investments increased by $20.0 million. The Company added $0.6 and $0.5 million of property and equipment in the first nine months of 1996 and 1995, respectively. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1996 will be approximately $0.8 million. In April 1995, the Company's existing lease for its Palo Alto, California facilities expired and the Company signed a new lease for another facility in Palo Alto, California in close proximity to its previous office. The facility lease is for approximately 30,000 square feet of space and expires in April 2001.

     In financing its activities, the Company issued $4.6 million of common stock in connection with the acquisition of LORGB and stock option exercises. This compares to the $14.2 million provided by financing activities in the first nine months of 1995 which is primarily attributable to the completion of the Company's initial public offering of stock in March of 1995.

     The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                              C-ATS SOFTWARE INC.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were required to be filed by the Company during the quarter ended September 30, 1996.

                               C-ATS SOFTWARE INC.

                                    SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       C-ATS Software Inc.
                                       (Registrant)


Date:  November 1, 1996                By: ______________________________
                                           Rod A. Beckstrom
                                           President, Chief
                                           Executive Officer and
                                           Chairman
                                           (Principal Executive
                                           Officer)





Date:  November 1, 1996                By: ______________________________
                                           G. Bradford Solso
                                           Vice President,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                               C-ATS SOFTWARE INC.

                                INDEX TO EXHIBITS



  EXHIBIT                                                               PAGE
  NUMBER                          EXHIBIT TITLE                        NUMBER

    27           Requirements for the Format and Input of
                 Financial Data Schedules                                16