Form 10-K405
period 1996-12-31
C ATS SOFTWARE INC
filed 1997-03-31
CIK 937266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                           1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                           COMMISSION FILE # 0-25526
                                   ___________

                                C-ATS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          77-0185283
   (State of incorporation)                             (I.R.S. Employer
                                                      Identification Number)
                                   ___________

                             1870 EMBARCADERO ROAD
                          PALO ALTO, CALIFORNIA 94303
                                (415) 321-3000

   (Address including zip code, and telephone number including area code of principal executive offices)
                                   ___________

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 Par Value
                         -----------------------------
                             (TITLE OF EACH CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X , No
                                        ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                     ---
The aggregate market value of the voting stock held by non-affiliates as of March 1, 1997 was approximately $21,000,000 (based upon the last sale price for shares of the Registrants Common Stock as reported on the Nasdaq National market). As of February 28, 1997 the number of shares of common stock of the Registrant outstanding was 6,687,996.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the parts of Form 10-K indicated: (1) C-ATS Software Inc.'s Annual Report to Stockholders for the year ended December 31, 1996 for Parts I, II and IV; and (2) Proxy Statement for Annual Meeting to be held May 20, 1997 for Part III.

                                    PART I

ITEM 1:  BUSINESS

THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.


A.  BACKGROUND

     Organizations face financial risks from changes in interest and foreign exchange rates, changes in the commodity and equity markets, credit exposure and liquidity. The risk exposure has increased with the globalization of the world's economy and other factors. To help organizations manage these risks, the financial industry has developed a variety of specialized financial contracts, such as swaps, options, caps, floors, swaptions and futures, collectively known as "derivative instruments." Interest rate swaps, for example, allow a company to insure against unfavorable movements in interest rates by exchanging variable interest rate exposure for a fixed interest rate.


     The need to manage financial risk has led to the development of software products that serve the established market for derivatives risk management and the markets for firm-wide risk management.

     C-ATS Software Inc. (the "Company" or "C-ATS") is a supplier of client/server software products for financial risk management. Since its inception in 1986, the Company has provided software for derivatives risk management. In late 1994, the Company introduced C-ATALYST, an enhanced version of its product family which includes GLOBAL RISK MANAGER, a product for portfolio risk management. In 1996, the Company acquired LOR/Geske Bock Associates, Inc. ("LOR/Geske Bock"), a provider of integrated market and credit risk management software, and introduced an enhanced version of its CARMA product line. These products serve the established market for derivatives risk management and the emerging market for firm-wide risk management. At the end of 1996, the Company's products were licensed to more than 70 clients at over 100 locations in 20 countries, including six of the world's ten largest commercial banks and nine AAA-rated financial institutions.

     C-ATS' C-ATALYST product line is used in derivatives risk management to provide "front office" software for structuring, pricing, trading and simulating complex derivative instruments such as swaps, options, caps, floors, swaptions and futures, and "back office" software for processing, settlement, accounting and reporting. C-ATS' GLOBAL RISK MANAGER supports risk management of individual portfolios by allowing users to value their portfolios and to analyze the sensitivity of those portfolios to interest rates, foreign exchange rates and other risks. The Company's clients use these products on UNIX workstations and on personal computers.

     C-ATS' CARMA product line is used to simulate the change in value of financial instruments, including complex derivative instruments, and to measure the firm-wide exposure to market and credit risk. In addition, the software assists with the determination of capital requirements and regulatory reporting of Value at Risk (VaR).


     The Company typically licenses its software products to clients for one-year renewable terms. C-ATS markets its products and services through its direct sales and service organizations located in New York, Tokyo, London, Geneva, Hong Kong and its headquarters in Palo Alto, California. Those clients whose use of Company's products has been publicly disclosed include Cassa di Risparmio di Torino, Credit Suisse, Dai-ichi Kangyo Bank, IMI Bank, Kleinwort-Benson, Long-Term Capital Management, Merrill Lynch, Bank of Tokyo-Mitsubishi and Tokai Bank, each of which represented more than $100,000 of annual contract value in 1996.

B.  PRODUCTS

     C-ATALYST is a family of integrated application software products and tools used for financial risk management. CARMA is an application used for market and credit risk management. All of these products were either introduced or enhanced in 1996.

     The Company's clients use its products on UNIX workstations and on personal computers running on Windows-TM- and Windows NT-TM- operating systems. FICAD is used on the NEXTSTEP-TM- operating system to design new financial instruments and applications. The Company licenses its products on a per site basis, with the price per site varying based on the selection of products licensed, the number of authorized users at each site, and the number of licensed sites.

     The Company's products, once installed, generally must be integrated with the client's internal information systems. This integration can be costly, time-consuming and require significant technical expertise, particularly when multiple sites, a variety of internal systems or international locations are involved.


     The Company's products are summarized below in order of the date they were first introduced:

                                                                              FIRM-WIDE RISK
                                                               DERIVATIVES      MANAGEMENT
                                       DATE      DATE LAST        RISK            MARKET
                                    INTRODUCED   ENHANCED       MANAGEMENT     APPLICATIONS
                                    ----------   --------       ----------     ------------
CATALYST PRODUCTS
 SwapWare Plus. . . . . . . . . . .    1986        1996             X               X
 Market Data. . . . . . . . . . . .    1987        1996             X               X
 Global Risk Manager. . . . . . . .    1989        1996             X               X
 Data Tools . . . . . . . . . . . .    1991        1996             X               X
 SQL Mirror . . . . . . . . . . . .    1991        1996             X               X
 C-ATS Link . . . . . . . . . . . .    1991        1996             X               X
 Shadow Audit . . . . . . . . . . .    1991        1996             X               X
 Operations Manager-Accounting. . .    1991        1996             X
 Operations Manager-
   Cash Flow Organizer. . . . . . .    1991        1996             X
 Options-CapWare. . . . . . . . . .    1992        1996             X               X
 Options-Strike . . . . . . . . . .    1992        1996             X               X
 Futures and Bonds. . . . . . . . .    1992        1996             X               X
 VaR Simulator. . . . . . . . . . .    1996        1996             X               X
CARMA PRODUCTS. . . . . . . . . . .    1993        1996                             X
 Carma Explorer . . . . . . . . . .    1996        1996                             X
 Carma Risk Engine. . . . . . . . .    1993        1996                             X
 Carma Connection . . . . . . . . .    1996        1996                             X
FiCAD . . . . . . . . . . . . . . .    1995        1996             X               X


PRODUCTS FOR DERIVATIVES RISK MANAGEMENT

     SWAPWARE PLUS. SWAPWARE PLUS prices and models a broad spectrum of swaps, from the simplest interest rate swap to complex currency and commodity swaps and highly sophisticated structures and basis swaps. Through its cash flow architecture and six-level hierarchy for reset computations, SWAPWARE

PLUS also models foreign exchange, debt and cash transactions, while providing accurate portfolio revaluations and risk management support. SWAPWARE was the Company's first product and is used by substantially all of its clients.

     MARKET DATA. MARKET DATA provides the market and pricing data for C-ATALYST software applications and can be used with applications developed with FICAD. MARKET DATA is a tool for inputing currency and interest rates as well as bonds and futures prices, forward, equity and commodity prices, swap spreads and money market rates needed to generate par, zero, synthetic blended curves, and other price data. MARKET DATA contains a central archive for international market prices and yields, multiple instrument support and a historical database. In addition, MARKET DATA constructs open, flexible yield curves which allow for user-definition.

      DATA TOOLS. DATA TOOLS is a set of data import and export utilities, including a real-time data feed, tools to generate reports and protect information, and an audit trail to increase control and includes the following modules: C-ATS Link, SQL Mirror, C-ATS-IQ Reports and Shadow Audit.


     OPERATIONS MANAGER-ACCOUNTING. ACCOUNTING works with SWAPWARE PLUS, OPTIONS, and FUTURES AND BONDS to generate profit and loss statements. Accounting can also be used to automate payment processing, counterparty notifications and regulatory reports.

     OPERATIONS MANAGER-CASH FLOW ORGANIZER. CASH FLOW ORGANIZER works with SWAPWARE PLUS, OPTIONS, and FUTURES AND BONDS to define complex quote, reset and fixing structures, and calculate and process bulk resets, rate fixings and rate reset notifications.


     OPTIONS-CAPWARE. CAPWARE prices and models an extensive selection of options, including fixed and variable rate caps, floors and forward rate agreements (FRAs). CAPWARE utilizes the Black-Scholes options pricing models.


     OPTIONS-STRIKE.   STRIKE prices and models "swaptions" (options to
execute a swap) and bond options. STRIKE also supports receiver and payor swaptions, swap cancellations and puts and calls on fixed-income securities. STRIKE utilizes the Black-Scholes, Black-Commodity and Hull-White options pricing models.

     FUTURES AND BONDS. FUTURES AND BONDS prices and models an array of futures contracts, as well as a broad range of government and corporate bonds and Eurobonds across international markets. FUTURES AND BONDS employs bond definition characteristics that combine a flexible modeling capacity with coverage of most major bond markets.

     FICAD. FICAD is an object-oriented Financial CAD system which uses advanced visual programming techniques. FICAD enables users to design, model and deploy new financial instrument that the user can logically define.
FICAD is analogous to the mechanical CAD products and electronic design automation (EDA) products provided by independent software vendors for other industries. With EDA, an engineer describes logic networks with graphic symbols, and the software program automatically generates the layout for semiconductor chips. FICAD enables users to link together various financial objects to describe a new financial instrument, and FICAD automatically creates the new application; there is no need to write traditional text-based source code. As a result, the Company believes that new instruments can be created more rapidly than is possible with conventional techniques. FICAD allows the Company's clients to extend the functionality of the C-ATALYST product line in advance of new releases. GLOBAL RISK MANAGER and FICAD, are also used in derivatives risk management.

PRODUCTS FOR FIRM-WIDE RISK MANAGEMENT

     GLOBAL RISK MANAGER. GLOBAL RISK MANAGER can be used both for derivatives risk management and for firm-wide risk management. GLOBAL RISK MANAGER allows the user to link standard and custom financial instruments to evaluate risk levels for a single transaction or an entire portfolio. In addition to evaluating interest rate and foreign exchange risks, GLOBAL RISK MANAGER also evaluates new types of risk defined by users. GLOBAL RISK MANAGER utilizes mathematical and database analysis techniques, accurate mark-to-market and hedging capabilities and risk scenario analysis. GLOBAL RISK MANAGER permits users to define their sensitivity to interest rates, foreign exchange rates, delta, gamma/convexity, theta, vega and duration. GLOBAL RISK MANAGER also manages funds liquidity.

     GLOBAL RISK MANAGER links to the various position-keeping systems that the client uses for different portions of its portfolio. These may include C-ATALYST products such as SWAPWARE PLUS or other systems developed internally or licensed from third parties.

     VAR SIMULATOR. THE VAR SIMULATOR generates multiple measures of risk for diverse portfolios to address management and regulatory requirements. Utilizing historical simulation methodology for value at risk, it segregates diversified and undiversified risk and analyzes non-linear risk.

     CARMA. CARMA simulates a financial institution's exposure to market and credit risk using multiple methodologies. Through Monte Carlo simulation or historical simulation, CARMA measures and reports the financial institution's exposure to changes in market prices and counterparty defaults. The system is designed to comply with the standards for measurement of exposure to market risk promulgated by the Bank for International Settlements (BIS). CARMA became part of the Company's product line through the acquisition of LOR/Geske Bock in February 1996. The Company substantially enhanced CARMA and released version 2.0 in December 1996.

C.  CLIENTS, MARKETING, SALES AND SERVICE

     The Company currently has more than 70 clients who license the Company's products for use at over 100 locations in 20 countries. These clients operate in a number of industries. They include more than 46 large commercial banks, including 6 of the world's 10 largest banks, 13 major investment banks, securities firms and fund managers, and 11 large industrial corporations and insurance companies.

     Those clients whose use of Company products has been publicly disclosed include Cassa di Risparmio di Torino, Credit Suisse, Dai-ichi Kangyo Bank, IMI Bank, Kleinwort-Benson, Long-Term Capital Management, Merrill Lynch, Bank of Tokyo-Mitsubishi, and Tokai Bank, each of which represented more than $100,000 of annual contract value in 1996. In 1996, 36% of the Company's revenues were derived from clients in Japan, 18% from clients in the United States and 19% from clients in the United Kingdom.

     C-ATS employs a direct sales force and client services organization located in New York, Tokyo, Hong Kong, London and Geneva. In support of its sales force, the Company uses a variety of means to promote its software products to potential clients, including advertising, articles in key publications, direct mail, participation in major industry trade shows, and seminars. Additionally, the Company is an associate member of the International Swaps and Derivatives Association. The Company does not currently rely on value-added resellers or other third-party distributors.


     The Company's client services personnel provide pre-sale assistance in applications engineering, product installation and client training, both on the clients' premises and in classrooms, and provide post-sale service and support in problem diagnosis. Product licenses also entitle clients to receive updates and minor enhancements. The Company typically supports prior versions of its products for a reasonable period to allow clients to upgrade at the time they deem most convenient for their installation. The Company also conducts periodic client satisfaction surveys.

     The Company also provides certain professional services to clients on a contract basis, including additional client training and assistance in the generation of client-specific reports, database integration, and system optimization. Although the Company does not pursue opportunities to perform systems integration services for its clients, it has from time to time agreed, and expects to continue to agree, to perform such projects for large clients who may otherwise not license the Company's standard software products.

     The operations in Tokyo, London and Geneva are conducted by wholly-owned subsidiaries incorporated in Japan, the United Kingdom and Switzerland, respectively. The subsidiaries conduct sales representative activities under the direction of the parent company. The subsidiaries also conduct some client training and share responsibility with the parent for performing certain other client service activities, although all software engineering is performed by the parent company. All license agreements are entered into between the parent company and the clients. All clients pay their license and service fees directly to the parent company in U.S. dollars. All parent company revenues are recognized as either domestic or export sales. Subsidiary revenues consist solely of payments from the parent company for services performed for the benefit of the parent company at a rate of cost plus 10%.

D.  TECHNOLOGY

     VALUE AT RISK. VALUE AT RISK is an emerging industry standard for risk management and regulatory reporting. Value at Risk represents the amount of money a portfolio may lose in a given period of time at a specified probability level. This amount varies based on the instruments in a portfolio, changes in market prices and volatilities. A firm's Value at Risk is calculated using estimates of likely price fluctuations of its portfolio. The Company's products can be used to perform the simulations necessary to support Value at Risk analysis. This calculation can be performed on a departmental or firm-wide basis.

     CASH FLOW ARCHITECTURE. In 1986, the Company introduced SWAPWARE, which it believes was the first commercially available product that defined financial instruments using cash flow architecture. The Company subsequently enhanced its cash flow architecture by adding capability for six-level hierarchical reset computations. This architecture can be used to calculate the cash flows for a wide range of instruments across international markets, and is fully integrated with the Company's products' pricing and risk management functions.

     COMPUTER TECHNOLOGIES. Relational and Object-Oriented Databases. The C-ATALYST line of software applications read information from the C-ATS object database and, in some cases, the Sybase relational database. In 1995, C-ATS entered into agreement with Oracle Corporation to port C-ATALYST onto the Oracle relational database.

E.  COMPETITION


     The market for financial risk management software is intensely competitive and is characterized by rapid technological change and frequent introduction of new products and features. The Company competes generally on the basis of product features and functions, product architecture, price, the speed and accuracy of the product processing capability, client service, the availability of sufficiently trained technical staff, and the vendor financial stability. In order to maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products in a timely fashion. Because of the complexity of the Company's products, from time to time development efforts have taken longer than expected, causing delays in new products and enhancement releases, and this may occur in the future. Any such delays could have a material adverse effect on the Company's business, operating results or financial condition.


     A major source of competition for the Company's products are applications that are internally developed by the financial institutions which are its potential clients. Many of these organizations have substantial internal development resources with the capability to develop specific products for their needs. Many of these organizations also value the ability to control the source code for their software systems. The Company does not typically make its source code available. The Company believes that its products offer a number of advantages over internally developed alternatives, including more rapid time-to-market, lower cost and more systematic and complete reliability testing.

     There are a significant number of independent commercial competitors for the Company's products. Some of these competitors, including SunGard Data Systems Inc., Infinity and ACT Group plc., are much larger than the Company or have longer operating histories and significantly greater financial, technical, sales and marketing and other resources, greater name recognition and a larger installed client base.

     Other competitors offer products that support more financial instruments or have more features than the Company's products, some offer more customization services, some offer source code and programming tools for internal application development. Many of the Company's existing competitors could in the future introduce new products with more features and lower prices than the Company's product offerings. Furthermore, if the market for financial risk management software products continues to grow, a number of additional companies with significantly greater resources than the Company could attempt to establish or increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by developing and introducing products specifically designed for these markets.

     Despite this intensely competitive environment, the Company believes that it competes favorably in its markets on the basis of product functionality, price, performance characteristics, ease of product use, sales and marketing expertise, financial stability, client support services and corporate reputation.

F.  PROPRIETARY RIGHTS

     The Company relies on a combination of copyright, patent rights, trade secret and trademark laws, license agreements and software security measures to protect its proprietary technology and software products. The Company has applied for a U.S. patent for its financial CAD technology. The Company's patent application seeks protection for an object-oriented system for creating, structuring, manipulating and evaluating financial instruments. However, there can be no assurance that the patent will be granted.

     Despite these precautions, it may be possible for a third party to independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. In addition, the Company does not currently possess, and has not applied for, any foreign patents. Moreover, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information. Although most all of the Company's software product license agreements with its clients protect the Company's proprietary information under the laws and jurisdiction of the State of California where significant case law exists to protect such information, the local laws of certain countries in which the Company's products are licensed do not protect the Company's products and intellectual property rights to the same extent. The Company believes that, due to the rapid pace of innovation within the industry, factors such as the technological and creative expertise of its personnel, the quality of its products, the quality of its technical support and training courses, and the frequency of its software product enhancements are more important to establishing and maintaining a technology leadership position within the industry than the various legal protections for its products and technology.

     In January 1995, the Company received a letter claiming infringement of trademark with regard to its use of the C-ATALYST name in the United Kingdom. No further correspondence has been received since that date.

G.  EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had a total of 103 employees, including 34 in product development, 53 in sales, marketing and client services, and 16 in finance and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good.

ITEM 2 .  PROPERTIES

     C-ATS leases approximately 30,000 square feet of leased office space in Palo Alto, California. This lease expires in April 2001. In addition, the Company and its subsidiaries lease office space in New York, Los Angeles, London, Geneva, Tokyo and Hong Kong. The Company believes that its current and proposed facilities are adequate to meet its needs for the foreseeable future. The Company believes that it can acquire additional space, if needed, on acceptable terms.

ITEM 3 .  LEGAL PROCEEDINGS

     The Company is not a party to any material pending litigation.


ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not have any submissions of matters to a vote of security holders during the fourth quarter of 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock has been traded in the Nasdaq National Market under the symbol CATX since the Company's initial public offering on March 20, 1995. No public trading market in the Company's common stock existed prior to fiscal 1995. Additional information is set forth under the caption "Stock Trading Information" on page 32 of the Company's 1996 Annual Report to Stockholders (the "Annual Report") and such information is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is set forth under the caption "Selected Consolidated Financial Data" in the Annual Report and such information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 16 of the Annual Report and such information is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and the auditors' report appearing on pages 17 through 31 of the Annual Report are hereby incorporated herein by reference.

- Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

-    Consolidated Balance Sheets as of December 31, 1996 and 1995

- Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

- Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

-    Notes to Consolidated Financial Statements

-    Report of Independent Public Accountants

-    Stock Trading Information

     The Company's 1996 Annual Report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

     Information required by this item relating to directors is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Nominees for Director" and is hereby incorporated by reference.

     The executive officers of the Registrant are as follows:


      NAME                    AGE                  POSITION
      ----                    ---                  --------

Rod A. Beckstrom               36             Chief Executive Officer
                                               and Chairman of the Board

David Gilbert                  51             President and Chief
                                               Operating Officer

G. Bradford Solso              40             Vice President of Finance
                                               and Chief Financial
                                               Officer

Robert L. Geske                52             Vice President of Research
                                               and Development and
                                               Director

Finn Christensen               33             Vice President of Marketing

Charles T. Marshall            52             Vice President of Corporate
                                               Resources

Amos Barzilay                  43             Vice President of Capital
                                               Markets/Treasury

Dawnell Greene                 40             Vice President of Risk
                                               Management


     Rod A. Beckstrom has served as Chief Executive Officer and Chairman of the Board of the Company since founding the Company in 1985.

     David Gilbert has served as President and Chief Operating Officer of the Company since August 1996. From January 1996 to July 1996, he served as Vice President of Risk Management of the Company. From 1988 to December 1995, he served as the Senior Vice President of Logica, Inc., a financial services Company.

     G. Bradford Solso has served as Vice President of Finance and Chief Financial Officer of the Company since December 1995. From March 1982 to November 1995, he served as an officer and in various financial positions at Visa International, Inc., a financial services company.

     Robert L. Geske has served as Vice President of Research and Development and director of the Company since February 1996. From 1986 to its acquisition by the Company in February 1996, Mr. Geske served as Chairman of the Board and Chief Executive Officer of LOR/Geske Bock Associates, Inc. Mr. Geske has also served as Professor of Finance at the University of California at Los Angeles since July 1977.

     Finn Christensen has served as Vice President of Marketing since February 1996. From March 1992 to January 1996, he served as Principal of Risk Management and Derivatives Trading Systems at Fusion Systems Group, Inc., a financial services company.

    Charles T. Marshall has served as Vice President of Corporate Resources of the Company since August 1994. From August 1989 to July 1994, he served as Vice President of Administration and Chief Financial Officer of the Company.

    Amos Barzilay has served as Vice President of Capital Markets/Treasury since March 1996. From January 1994 to February 1996, he served as Director of Industry Marketing at Informix Corporation, a database software company. From April 1991 to December 1993, Mr. Barzilay served as Vice President of Application at Syntelligence Systems, Inc., a financial services company.

    Dawnell Greene was appointed to serve as Vice President of Risk Management in March 1997. From 1985 to February 1997, she most recently served as Vice President, Marketing and Product Services at Hogan Systems, Inc., a financial services company.

ITEM 11.   EXECUTIVE COMPENSATION

     Information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation" and is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Share Ownership of Directors, Officers and Certain Beneficial Owners" is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" is hereby incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a).  DOCUMENTS FILED AS PART OF THIS REPORT:

  (1).  Financial Statements:

          The following financial statements of the Company included in Part II,
  Item 8 of this Report on Form 10-K are hereby incorporated by reference from its 1996 Annual Report to Stockholders, filed as Exhibit 13.l to this Report on Form 10-K.

                                                                Page(s) in 1996
                                                                 Annual Report
                                                                ---------------
     Report of Independent Public Accountants                         18

     Consolidated Balance Sheets                                      19
     as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the                    20
     years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for              21
     the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years              22
     ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements                     23-33

     Stock Trading Information                                        34



  (2).     Financial Statement Schedules:

          The following financial statement schedule of the Company for the years ended December 31, 1996, 1995 and 1994 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company:
                                                          PAGE IN THIS
                                                            FORM 10-K
                                                          ------------
     Report of Independent Accountants on Financial
       Statement Schedule                                      S-1

     Valuation and Qualifying Accounts                         S-2

          All other financial statements and schedules not listed above are omitted as the information is not required or is not material to require submission of the schedule or because information is presented in the consolidated financial statements or related notes.

  (3).  Exhibits:




     EXHIBIT
     NUMBER      EXHIBIT TITLE
     ------      -------------
       3.1        Restated Certificate of Incorporation of
                    Registrant, as amended. (1)
       3.2        Bylaws of Registrant. (1)
       4.1        Form of Common Stock certificate. (1)
       4.2        Amended Registration Rights Agreement dated
                    September 13, 1990 between Registrant and certain investors named therein, as amended (1)
      10.1        1988 Incentive Stock Plan, as amended, and forms
                    of Stock Option Agreement thereunder. (1)(4)
      10.2        1995 Director Option Plan and form of option
                    agreement thereunder. (1)(4)
      10.3        1995 Employee Stock Purchase Plan and forms of
                    subscription agreement and election
                    thereunder. (1)(4)
      10.4        1995 Stock Plan, and forms of option and stock
                    purchase right agreements thereunder. (1)(4)
      10.5        Form of Indemnification Agreement entered into
                    between Registrant and its directors and
                    officers. (1)
      10.6        Registrant's 401(k) Plan. (1)(4)
      10.7        Lease dated March 30, 1995 for facilities
                    located at 1870 Embarcadero Road, Palo Alto,
                    California. (2)
      10.8        Agreement and Plan of Reorganization by and among
                    C-ATS Software, Inc., CATS Sub, Inc., and LOR/Geske Bock Associates, Inc. dated January 30, 1996. (3)
      11.1        Calculation of Earnings Per Share
      13.1        1996 Annual Report to Shareholders
      21.1        Subsidiaries of the Registrant
      23.1        Consent of Independent Accountants
      27.1        Financial Data Schedule
                               _________________
           (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-89242) in the form declared effective on March 20, 1995.

           (2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           (3) Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 13, 1996, as amended on April 10, 1996.

           (4) Management contract or compensatory plan or arrangement.

  (b).  REPORTS ON FORM 8-K:
        No reports on Form 8-K were filed during the 4th quarter of fiscal 1996.

  (c)   EXHIBITS:
        See Item 14(a)(3) above.

  (d)   FINANCIAL STATEMENT SCHEDULES:
        See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on this 28th day of March, 1997.

                                   C-ATS SOFTWARE INC.

                                   By:  /s/ G. Bradford Solso
                                        -------------------------------
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                        AND TREASURER (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated:


     SIGNATURE                          TITLE                          DATE
     ---------                          -----                          ----

/s/ Rod A. Beckstrom     Chief Executive Officer and              March 27, 1997
----------------------
 Rod A. Beckstrom        Chairman of the Board (Principal
                                 Executive Officer)

/s/ David Gilbert        President and Chief Operating            March 27, 1997
----------------------           Officer
 David Gilbert

/s/ G. Bradford Solso    Vice President, Chief Financial Officer  March 27, 1997
----------------------            and Treasurer
 G. Bradford Solso        (Principal Financial and Accounting
                                     Officer)

/s/ Mario M. Rosati      Director and Secretary                   March 27, 1997
----------------------
 Mario M. Rosati

/s/ Robert L. Geske      Director and Officer                     March 27, 1997
----------------------
 Robert L. Geske

/s/ Manuel Correia       Director                                 March 27, 1997
----------------------
 Manuel Correia

/s/  Mark P. Kalkus      Director                                 March 27, 1997
----------------------
 Mark P. Kalkus

/s/ Andrew S. Rachleff   Director                                 March 27, 1997
----------------------
 Andrew S. Rachleff

/s/ William F. Sharpe    Director                                 March 27, 1997
---------------------
 William F. Sharpe

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



     We have audited, in accordance with generally accepted auditing standards, the financial statements included in C-ATS Software Inc.'s annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                         ARTHUR ANDERSEN LLP

San Jose, California

January 20, 1997

                                                                    SCHEDULE II

                             C-ATS SOFTWARE INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)



                                     BALANCE AT       ADDITIONS
                                    BEGINNING OF   CHARGED TO COSTS                BALANCE AT
DESCRIPTION                            YEAR         AND EXPENSES      DEDUCTIONS   END OF YEAR
-----------                         ------------   ----------------   ----------   -----------
Year ended December 31, 1994
  Allowance for doubtful accounts...    $ --             $100             $ --         $100
Year ended December 31, 1995
  Allowance for doubtful accounts...    $100             $ 32             $ --         $132
Year ended December 31, 1996
  Allowance for doubtful accounts...    $132             $ --             $ 32         $100
