Form 10-Q
period 1997-03-31
C ATS SOFTWARE INC
filed 1997-05-14
CIK 937266

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ---------------------


                                      FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                    For the quarterly period ended MARCH 31, 1997


                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                            For the transition period from_____ to_____


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

    Number of shares outstanding of the issuer's common stock, $0.001 par value as of May 10, 1997: 6,660,263

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
         Financial Data Schedules

                                 C-ATS SOFTWARE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                             March 31,      December 31,
                                               1997             1996
                                           ------------     ------------
                  ASSETS                    (unaudited)
Current assets:
    Cash and cash equivalents                  $  2,865         $  7,041
    Short-term investments                       18,268           15,088
    Accounts receivable, net                      2,752            4,558
    Prepaid expenses                                658              457
    Deferred taxes                                3,685            3,790
                                           ------------     ------------
       Total current assets                      28,228           30,934

Property and equipment, at cost
    Equipment                                     2,801            2,754
    Leasehold improvements                          132              134
    Furniture and fixtures                          438              457
                                           ------------     ------------
                                                  3,371            3,345
    Accumulated depreciation                     (2,472)          (2,367)
                                           ------------     ------------
       Net property and equipment                   899              978
Purchased software, at cost                       1,472            1,464
      Accumulated amortization                     (721)            (660)
                                           ------------     ------------
       Net purchased software                       751              804
Other assets                                        265              283
                                           ------------     ------------
                                              $  30,143        $  32,999
                                           ------------     ------------
                                           ------------     ------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  229           $  573
    Accrued liabilities                             552              720
    Accrued compensation                            864            1,217
    Accrued taxes payable                            72               37
    Deferred revenue                              6,835            8,541
                                           ------------     ------------
       Total current liabilities                  8,552           11,088

Commitments:
Shareholders' equity:
    Common stock                                      7                7
    Additional paid in capital                   22,844           22,758
    Cumulative translation adjustment               236              398
      Accumulated deficit                        (1,496)          (1,252)
                                           ------------     ------------
       Total shareholders' equity                21,591           21,911
                                           ------------     ------------
                                              $  30,143        $  32,999
                                           ------------     ------------
                                           ------------     ------------

                                 C-ATS SOFTWARE INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1997            1996
                                                -------------  -------------
                                                 (unaudited)    (unaudited)
Revenues:
    License revenue                                    $4,238         $5,386
    Service and other revenue                             254            308
                                                -------------   ------------
       Total revenues                                   4,492          5,694

Costs and expenses:
    Cost of revenues                                       93             54
    Research and development                            1,583          1,224
    Sales and marketing                                 2,602          2,669
    General and administrative                            693            710
    Acquired in-process research and development           --          7,066
                                                -------------   ------------
       Total costs and expenses                         4,971         11,723
                                                -------------   ------------

Operating loss                                           (479)        (6,029)
Interest income                                           236            231
                                                -------------   ------------

Loss before provision for income taxes                   (243)        (5,798)
Provision for income taxes                                 --            469
                                                -------------   ------------
Net loss                                                $(243)       $(6,267)
                                                -------------   ------------
                                                -------------   ------------

Net loss per share                              $       (0.04)   $     (1.00)
                                                -------------   ------------
                                                -------------   ------------

Weighted average common shares outstanding              6,679          6,260

                                 C-ATS SOFTWARE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                           Three Months Ended
                                                          ---------------------
                                                           March 31,  March 31,
                                                             1997       1996
                                                          ---------- ----------
                                                         (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (243) $  (6,267)
    Adjustments to reconcile net (loss) to
      net cash used in operating activities:
     Depreciation and amortization                               228        206
     Acquired in-process research and development                 --      7,066
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable               1,806      1,469
      (Increase) decrease in prepaid expenses                   (200)      (113)
      (Increase) decrease in other assets                         18         11
      (Increase) decrease in deferred tax asset                  105        124
      Increase (decrease) in accounts payable                   (344)      (905)
      Increase (decrease) in accrued liabilities                (168)      (191)
      Increase (decrease) in accrued compensation               (353)       177
      Increase (decrease) in accrued taxes payable                35       (417)
      Increase (decrease) in deferred revenue                 (1,706)    (1,179)
                                                          ---------- ----------
  Net cash provided (used) in operating activities              (822)       (19)
                                                          ---------- ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments, net              (3,180)     2,803
  Investment in acquisition of LORGB                              --     (8,084)
  Purchase of property and equipment                             (99)      (159)
                                                          ---------- ----------
      Net cash used in investing activities                   (3,279)    (5,440)
                                                          ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          87      4,445
                                                          ---------- ----------
  Net cash provided by financing activities                       87      4,445
                                                          ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                        (162)       (41)
                                                          ---------- ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (4,176)    (1,055)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               7,041      4,199
                                                          ---------- ----------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                 $  2,865   $  3,144
                                                          ---------- ----------
                                                          ---------- ----------

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

EARNINGS PER SHARE

    Earnings per share is normally computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). In the first quarter of 1996 and 1997, common share equivalents, would have an anti-dilutive effect on the net loss per share calculation, and are therefore excluded from the calculation for both 1996 and 1997.

    The Financial Accounting Standards Board ("FASB") has issued Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("SFAS No. 128"). This statement is effective for financial statements with periods beginning after December 31, 1997. Early adoption is not permitted. The Company anticipates adoption of the pronouncement will not have a significant effect upon the calculation of its earnings per share.

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

RESULTS OF OPERATIONS:

    The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                     Three Months Ended
                                                   ----------------------
                                                    March 31,   March 31,
                                                      1997        1996
                                                   ----------  ----------
                                                  (unaudited)  (unaudited)
Revenues:
    License revenue                                        94%         94%
    Service and other revenue                               6           6
                                                   ----------  ----------
       Total revenues                                     100         100
Costs and expenses:
    Cost of revenues                                        2           1
    Research and development                               35          22
    Sales and marketing                                    58          47
    General and administrative                             16          12
      Acquired in process research and
           development expense                             --         124
                                                   ----------  ----------
Total costs and expenses                                  111         206
                                                   ----------  ----------
Operating (loss)                                          (11)       (106)
Interest income                                             5           4
                                                   ----------  ----------
(Loss) before provision for income taxes                   (6)       (102)
Provision for income taxes                                 --           8
                                                   ----------  ----------
    Net (loss)                                            (6)%       (110)%

REVENUES

    Total revenues during the first quarter of 1997 decreased to $4.5 million, a 21% reduction versus 1996 first quarter 1996 revenues of $5.6 million. The decrease reflects the lower renewal bookings of its Catalyst product line in 1996. International revenues accounted for 83% and 78% of total revenues in the first quarter of 1997 and 1996, respectively. In the first quarter of 1997, domestic revenues decreased by 33% while international revenues decreased by 17% over the first quarter of 1996.

    LICENSE. License revenue decreased to $4.2 million in the first quarter of 1997 from $5.4 million in the first quarter of 1997. License revenue decreased primarily as a result of an decrease in the number of sites where the Company's products are licensed.

    SERVICE AND OTHER. Service and other revenues remained at approximately $0.3 million in both the first quarters of 1997 and 1996.

COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the first quarter of 1997 and in the first quarter of 1996.

    RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.6 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996. The increase in research and development expenditures was due primarily to increases in expenditures for new product development. The increase also includes the addition of research staff from the acquired firm of Lor/Geske Bock Associates, Inc. ("LORGB") on February 13, 1996. In connection with the LORGB acquisition during the first quarter of 1996, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1997.

    SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures decreased to $2.6 million in the first quarter of 1997 from $2.7 million in 1996. The decrease in sales and marketing expenditures was due primarily to adjustments in personnel-related costs. The Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1997 as the Company expands its sales and service organization to support the introduction of new products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses remained level at $0.7 million in the first quarter of 1997 and in 1996. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1997.

INTEREST INCOME

    Interest income is comprised primarily of interest earned on the Company's excess cash and short term investment balances, net of interest expense. Interest income remained level at $0.2 million in the first quarter of 1997 and 1996.

PROVISION FOR INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 0% and 37% in the first quarter of 1997 and 1996, respectively. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years.

    As of March 31, 1997, the Company had $5.2 million of gross deferred tax. Due to certain limitations of benefits related to tax carrybacks and carryforwards, the Company has provided a valuation allowance of $1.5 million related to the deferred tax asset.

     The Company's tax returns for 1990 through 1993 are being examined by the Internal Revenue Service. Such examination may result in adjustments to previously filed tax returns. While the Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination, no assurance can be given that the reserves will be adequate.

FUTURE OPERATING RESULTS

    The Company has derived substantially all of its revenues from the sale of software products and services for derivatives risk management, and its future growth is critically dependent on increased revenues from products for this use. The market for derivative risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share or will not affect pricing and margins. In addition, the Company offers other products to facilitate firm-wide risk management. The market for firm-wide risk management products is at a very early stage of development. Failure of a significant market for firm-wide risk management products to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

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

    The Company's quarterly operating results may fluctuate substantially as a result of a variety of factors including the volume and timing of license renewals by existing clients, license agreements with new clients, the timing and market acceptance of new products or technological advances by the Company or its competitors, price levels, and unexpected expenses. The Company's expense levels are based, in part, on expectations of future revenues. If revenues in a particular quarter do not meet expectations, operating results could be adversely affected. The Company expects that its operating results will fluctuate in the future as a result of these and other factors. Additionally, the Company has accrued a reserve for tax liabilities in connection with an Internal Revenue Service examination. There can be no assurance that such a reserve will be adequate to cover any liabilities. Results of past quarters should not be relied on as an indication of future results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of March 31, 1997, the Company had $21.1 million in cash, cash equivalents and short-term investments, and no long term debt.

    Net cash used in operating activities totaled $799,000 in the first quarter of 1997 compared to $19,000 in the first quarter of 1996. The Company used $3.2 million during the first quarter of 1997 for investing activities while during the first quarter of 1996, the Company used $8.1 million of net cash for acquisitions and sold $2.8 million of short-term investments. The Company added $0.1 million of property and equipment in the first quarter of 1997 versus $0.2 million added during the first quarter of 1996. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1997 will be approximately $0.7 million.

    Financing activities provided cash of $0.1 million in the first quarter of 1997 resulting from the exercise of stock options. During the first quarter of 1996, the Company issued $4.2 million of common stock in connection with the acquisition of LORGB in addition to receiving an additional $0.3 million from common stock issuances..

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

                                 C-ATS SOFTWARE INC.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                 C-ATS SOFTWARE INC.


                                      SIGNATURES


       Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            C-ATS Software Inc.
                                            (Registrant)


Date:  May 14, 1997                         By:
                                               ------------------
                                            Rod A. Beckstrom
                                            Chief Executive Officer and
                                            Chairman
                                            (Principal Executive Officer)




Date:  May 14, 1997                         By:
                                               -------------------
                                            David Gilbert
                                            President, Chief Operating and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Principal Accounting Officer)

                                 C-ATS SOFTWARE INC.

                                  INDEX TO EXHIBITS


 EXHIBIT                          EXHIBIT TITLE             PAGE
 NUMBER                                                    NUMBER
   27        Requirements for the Format and Input of         16
                    Financial Data Schedules