Form 10-Q
period 1997-06-30
C ATS SOFTWARE INC
filed 1997-08-11
CIK 937266

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 ------------------

                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934
                     For the quarterly period ended June 30, 1997

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934

           For the transition period from ______________ to ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X (1)] Yes [X (2)] No

    Number of shares outstanding of the issuer's common stock, $0.001 par value as of July 30, 1997: 6,715,634

                                 C-ATS SOFTWARE INC.


                                        INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Condensed Consolidated Balance Sheets                                 3

         Condensed Consolidated Statements of Operations                       4

         Condensed Consolidated Statements of Cash Flows                       5

         Notes to Interim Condensed Consolidated Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition        8-12
         and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    13

 .        Index to Exhibits                                                    14

 .Exhibit 27  EDGAR Requirements for the Format and Input of                15-16
             Financial Data Schedules

                                 C-ATS SOFTWARE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                         June 30,     December 31,
                                          1997           1996
                                       -----------    ------------
                                       (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents              $  2,637       $  7,041
  Short-term investments                   19,389         15,088
  Accounts receivable, net                  2,794          4,558
  Prepaid expenses                            724            457
  Deferred taxes                            4,049          3,790
                                         --------       --------
    Total current assets                   29,593         30,934

Property and equipment, at cost
  Equipment                                 2,933          2,754
  Leasehold improvements                      139            134
  Furniture and fixtures                      445            457
                                         --------       --------
                                            3,517          3,345
  Accumulated depreciation                 (2,634)        (2,367)
                                         --------       --------
    Net property and equipment                883            978
Purchased software, at cost                 1,477          1,464
  Accumulated amortization                   (783)          (660)
                                         --------       --------
    Net purchased software                    694            804
Other assets                                  286            283
                                         --------       --------
                                         $ 31,456       $ 32,999
                                         --------       --------
                                         --------       --------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $    390       $    573
  Accrued liabilities                         676            757
  Accrued compensation                      1,136          1,217
  Deferred revenue                          8,089          8,541
                                         --------       --------
    Total current liabilities              10,291         11,088

Commitments:
Shareholders' equity:
  Common stock                                  7              7
  Additional paid in capital               22,849         22,758
  Cumulative translation adjustment           272            398
  Accumulated deficit                      (1,963)        (1,252)
                                         --------       --------
    Total shareholders' equity             21,165         21,911
                                         --------       --------
                                         $ 31,456       $ 32,999
                                         --------       --------
                                         --------       --------

                                 C-ATS SOFTWARE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                        Quarter ended June 30,        Six months ended June 30,
                                          1997           1996            1997          1996
                                       -----------    -----------     -----------   -----------
                                       (UNAUDITED)    (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
Revenues:
    License revenue                        $4,302         $4,939        $ 8,540        $10,325
    Service and other revenue                 244            134            498            442
                                           ------         ------        -------        -------
       Total revenues                       4,546          5,073          9,038         10,767

Costs and expenses:
    Cost of revenues                           71             74            164            128
    Research and development                1,643          1,567          3,226          2,791
    Sales & marketing                       2,821          2,761          5,424          5,430
    General & administrative                  713            650          1,405          1,360
    In-process R&D expense                      -              -              -          7,066
                                           ------         ------        -------        -------
       Total costs & expenses               5,248          5,052         10,219         16,775
                                           ------         ------        -------        -------

Operating income (loss)                      (702)            21         (1,181)        (6,008)
Interest income                               233            240            469            471
                                           ------         ------        -------        -------
Income (loss) before provision
  for income taxes                           (469)           261           (712)        (5,537)
Provision for income taxes                      0             97              0            566
                                           ------         ------        -------        -------
Net income (loss)                          $ (469)        $  164        $  (712)       $(6,103)
                                           ------         ------        -------        -------
                                           ------         ------        -------        -------

Net income (loss) per share                $(0.07)        $ 0.02        $ (0.11)       $ (0.95)
                                           ------         ------        -------        -------
                                           ------         ------        -------        -------

Weighted average common
    shares outstanding                      6,714*         6,797          6,695*         6,425*


*excludes anti-dilutive
 common share equivalents

                                 C-ATS SOFTWARE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                           Six Months Ended
                                                         June 30,     June 30,
                                                           1997         1996
                                                       -----------  -----------
                                                       (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (712)      $(6,103)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                            434           434
    Acquired in-process research and development              --         7,066
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable          1,764          (146)
       (Increase) decrease in prepaid expenses              (267)         (238)
       (Increase) decrease in other assets                    (3)           17
       (Increase) decrease in deferred tax asset            (259)          124
       Increase (decrease) in accounts payable              (183)         (494)
       Increase (decrease) in accrued liabilities            (81)       (1,295)
       Increase (decrease) in accrued compensation           (81)          470
       Increase (decrease) in deferred revenue              (452)       (1,216)
                                                         -------       -------
    Net cash provided (used) by operating activities         160        (1,381)
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                      (4,301)         (215)
  Investment in acquisition of LORGB                          --        (8,084)
  Purchase of property and equipment                        (228)         (373)
                                                         -------       -------
    Net cash used in investing activities                 (4,529)       (8,672)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of short-term investments                              --         2,803
  Proceeds from issuance of common stock                      91         4,455
                                                         -------       -------
    Net cash provided by financing activities                 91         7,258
                                                         -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                      (126)          (41)
                                                         -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (4,404)       (2,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,041         4,199
                                                         -------       -------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD              $ 2,637       $ 1,363
                                                         -------       -------
                                                         -------       -------

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

    In addition, the Company provides training and consulting services to its clients. Revenue from such services is generally recognized as the services are performed. When performing long-term systems integration projects for its clients, revenues are recognized based on the percentage-of-completion method. Any anticipated losses would be recorded in the earliest period in which such loss may become evident. The Company does not currently have a long-term project in process.

EARNINGS PER SHARE

    Earnings per share is normally computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock
options (using the treasury stock method).   In the second quarter of 1996
and the first half of 1996 and 1997, common share equivalents would have an anti-dilutive effect on the net loss per share calculation, and are therefore excluded from the calculation for these periods.

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

RESULTS OF OPERATIONS:

    The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                         Three Months Ended            Six Months Ended
                                     -------------------------    --------------------------
                                       June 30,      June 30,       June 30,      June 30,
                                        1997          1996           1997           1996
                                     -----------   -----------    -----------    -----------
                                     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                         95%           97%            94%           96%
  Service and other revenue                5             3              6             4
                                         ---           ---            ---           ---
    Total revenues                       100           100            100           100
Costs and expenses:
  Cost of revenues                         2             1              2             1
  Research and development                36            31             36            26
  Sales and marketing                     62            55             60            50
  General and administrative              15            13             15            13
  In process R&D expense                  --            --             --            66
                                         ---           ---            ---           ---
Total costs and expenses                 115           100            113           156
                                         ---           ---            ---           ---
Operating loss                           (15)            0            (13)          (56)
Interest income                            5             5              5             4
                                         ---           ---            ---           ---
Profit/(loss) before provision for
  income taxes                           (10)            5             (8)          (52)
Provision for income taxes                 0             2              0             5
                                         ---           ---            ---           ---
  Net income / (loss)                    (10)%          3%             (8)%         (57)%

REVENUES

    Total revenues during the second quarter of 1997 decreased to $4.5 million, a 10% reduction versus second quarter 1996 revenues of $5.1 million.
 The decrease reflects the lower renewal bookings of the Company's Catalyst product line in 1996 which are amortized on an annual basis and reflected as revenue over the succeeding twelve month period. Revenues for the first six months of 1997 decreased by 16% to $9.0 million from $10.8 million in 1996. International revenues accounted for 87% and 84% of total revenues in the second quarter and the first six months of 1997 compared to 80% and 80% during the same periods in 1996. Domestic revenues decreased by 27% and 11% in the second quarter and first half of 1997, respectively versus 1996, while international revenues decreased by 7% in the second quarter and 18% year-to-date over the same period of 1996.

    LICENSE. License revenue declined by 13% to $4.3 million in the second quarter of 1997 from $4.9 million in the second quarter of 1996. For the first six months of 1997, license revenue decreased by 17% to $8.5 million from $10.3 million in 1996. License revenue decreased primarily as a result of a decrease in the number of sites where the Company's products are licensed.

    SERVICE AND OTHER. Service and other revenues increased to approximately $0.2 million in the second quarter of 1997 versus $0.1 million in the first quarter of 1996. Service and other revenues increased to $0.5 million in the first six months of 1997 versus year earlier service revenues of $0.4 million. In the first half of 1997, the Company began a series of paid CARMA trial installations at new customer sites. There is an opportunity for these sites to become licensed CARMA customers during the second half of 1997.

COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the second quarter of 1997 and 1996. Cost of revenues increased slightly to $0.16 million in the first half of 1997 from $0.13 million in the first half of 1996 due to higher third party software costs associated with the CARMA trial installations.

    RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development remained level at $1.6 million in the second quarter compared with the second quarter of 1996 and increased to $3.2 million in the first half of 1997 from $2.8 million in the first half of 1996 when CARMA related research encompassed only four and one-half months of activity following the acquisition of LORGB in February 1996. New product development continues on future releases of both the Catalyst and CARMA product lines during 1997. In connection with the LORGB acquisition during the first quarter of 1996, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1997.

    SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures remained relatively constant with 1996 expenditure levels at $2.8 million in the second quarter of 1997 and $5.4 million in the first half of 1997. The Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1997 as the Company expands its sales and service organization to support the expanded distribution and servicing of the CARMA products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the second quarter and first half of 1997 remained relatively level at $0.7 million and $1.4 million as compared with the same periods in 1996. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1997.

INTEREST INCOME

    Interest income is comprised primarily of interest earned on the Company's cash and short term investment balances, net of interest expense. Interest income remained constant at $0.2 million and $0.5 million in the second quarter and first half of 1997 and 1996, respectively.

PROVISION FOR INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 0% and 37% in the second quarter and first half of 1997 and 1996, respectively. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years.

    As of June 30, 1997, the Company had $5.5 million of gross deferred tax. Due to certain limitations of benefits related to certain tax credits, the Company has provided a valuation allowance of $1.5 million related to the deferred tax asset.

     The Company's tax returns for 1990 through 1993 are being examined by the Internal Revenue Service. Such examination may result in adjustments to previously filed tax returns. While the Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination, no assurance can be given that the reserves will be adequate.

FUTURE OPERATING RESULTS

    The Company has derived most of its revenues from the licensing of software products and services for derivatives risk management. The market for derivative risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share or will not affect pricing and margins. In addition, the Company offers other products to facilitate firm-wide risk management. The market for firm-wide risk management products is at a very early stage of development. Failure of a significant market for firm-wide risk management products to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

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

    The Company's acquisition of LORGB entails various risks. Continued development of the CARMA product line will be required. There is also no assurance that the LORGB products will win broad market acceptance. The addition of the LORGB personnel and related overhead has increased the Company's expenses. If the Company is not successful in marketing the LORGB products, then the Company's earnings will be adversely affected.

    The Company's quarterly operating results may fluctuate as a result of a variety of factors including the volume and timing of license renewals by existing clients, license agreements with new clients, the timing and market acceptance of new products or technological advances by the Company or its competitors, price levels, and unexpected expenses. The Company's expense levels are based, in part, on expectations of future revenues. If revenues in a particular quarter do not meet expectations, operating results could be adversely affected. The Company expects that its operating results will fluctuate in the future as a result of these and other factors. Additionally, the Company has accrued a reserve for tax liabilities in connection with an Internal Revenue Service examination. There can be no assurance that such a reserve will be adequate to cover any liabilities. Results of past quarters should not be relied on as an indication of future results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of June 30, 1997, the Company had $22.0 million in cash, cash equivalents and short-term investments, and no long term debt.

    Net cash provided by operating activities totaled $0.2 million in the first half of 1997 compared to $1.4 million used by operating activities during the first half of 1996. During the first half of 1997, the Company used $4.5 for net investing activities. During the first half of 1996, the Company used $8.7 million of net cash for acquisitions and netted $2.8 million from the purchase and sale of short-term investments. The Company added $0.2 million of property and equipment in the first half of 1997 versus $0.4 million added during the first half of 1996. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1997 will be approximately $0.6 million.

    Financing activities provided cash of $0.1 million in the first half of 1997 resulting from the exercise of stock options. During the first half of 1996, the Company issued $4.2 million of common stock in connection with the acquisition of LORGB in addition to receiving an additional $0.3 million from common stock option exercises.

    The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances, and the cash flow expected to be generated from operations will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                                 C-ATS SOFTWARE INC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCK HOLDERS

        At the Annual Shareholders Meeting held on May 20, 1997 stock holders voted and approved the election of six directors of the Company for the ensuing year and until their successors are duly elected and qualified; approved an amendment to the Company's 1995 Stock Plan to increase the number of shares available for grant under the plan by 1,000,000 shares; and ratified the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

*******************************************************************************

                                      SIGNATURES

       Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              C-ATS Software Inc.
                                              (Registrant)


Date:  August 11, 1997                   By:  Rod A. Beckstrom
                                              -----------------------------
                                              Rod A. Beckstrom
                                              Chief Executive Officer
                                              and Chairman
                                              (Principal Executive Officer)


Date:  August 11, 1997                   By:  David Gilbert
                                              -----------------------------
                                              David Gilbert
                                              President, Chief Operating
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Principal Accounting Officer)

                                 C-ATS SOFTWARE INC.

                                  INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE
NUMBER                          EXHIBIT TITLE                            NUMBER

  27    Requirements for the Format and Input of Financial Data Schedules   16