Form 10-Q
period 1997-09-30
C ATS SOFTWARE INC
filed 1997-11-14
CIK 937266

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 30, 1997
                                              ------------------

                                      or

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the transition period from _________ to _________

                       Commission File Number:  0-25526

                             C*ATS SOFTWARE INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                77-0185283
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

1870 EMBARCADERO ROAD, PALO ALTO, CA                94303
(Address of principal executive offices)          (Zip Code)

                                 650-321-3000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X (1)]  Yes  [X (2)]  No

     Number of shares outstanding of the issuer's common stock, $0.001 par value as of September 30, 1997: 6,814,213

                              C*ATS SOFTWARE INC.


                                     INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Condensed Consolidated Balance Sheets                     3

         Condensed Consolidated Statements of Operations           4

         Condensed Consolidated Statements of Cash Flows           5

         Notes to Interim Condensed Consolidated
           Financial Statements                                  6-7


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8-12



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      13


Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                        13

         Index to Exhibits                                        14

Exhibit 27  EDGAR Requirements for the Format and Input of     15-16
            Financial Data Schedules

                              C*ATS SOFTWARE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                        September 30,  December 31,
                                                            1997          1996
                                                        -------------  ------------
                  ASSETS                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                $  3,391       $  7,041
  Short-term investments                                     16,977         15,088
  Accounts receivable, net                                    3,961          4,558
  Prepaid expenses                                              401            457
  Current income tax refunds due                              1,279             --
  Deferred income taxes                                       2,224          3,790
                                                           ---------      ---------
    Total current assets                                      28,233         30,934

Property and equipment, at cost
  Equipment                                                   2,923          2,754
  Leasehold improvements                                        132            134
  Furniture and fixtures                                        441            457
                                                           ---------      ---------
                                                              3,496          3,345
  Accumulated depreciation                                   (2,669)        (2,367)
                                                           ---------      ---------
    Net property and equipment                                  827            978
Purchased software, at cost                                   1,550          1,464
  Accumulated amortization                                     (848)          (660)
                                                           ---------      ---------
    Net purchased software                                      702            804
Income tax refunds due - longer term                            783             --
Other assets                                                    279            283
                                                           ---------      ---------
                                                           $ 30,824       $ 32,999
                                                           ---------      ---------
                                                           ---------      ---------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    404         $  573
  Accrued liabilities                                         1,012            757
  Accrued compensation                                        1,325          1,217
  Deferred revenue                                            7,987          8,541
                                                           ---------      ---------
    Total current liabilities                                10,728         11,088

Commitments:
Shareholders' equity:
  Common stock                                                    7              7
  Additional paid in capital                                 23,267         22,758
  Cumulative translation adjustment                             199            398
  Accumulated deficit                                        (3,377)        (1,252)
                                                           ---------      ---------
    Total shareholders' equity                               20,096         21,911
                                                           ---------      ---------
                                                           $ 30,824       $ 32,999
                                                           ---------      ---------
                                                           ---------      ---------


                              C*ATS SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                             Quarter ended September 30,  Nine months ended September 30,
                                                 1997           1996            1997           1996
                                           --------------  -------------  --------------  --------------
                                             (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                              $  4,311       $  4,599      $  12,851      $  14,924
  Service and other revenue                         350            304            848            746
                                               ---------      ---------     ----------     ----------
    Total revenues                                4,661          4,903         13,699         15,670

Costs and expenses:
  Cost of revenues                                   72             78            236            206
  Research and development                        1,904          1,692          5,130          4,484
  Sales & marketing                               2,931          2,959          8,355          8,388
  General & administrative                          829            645          2,234          2,005
  In-process R&D and
   one-time project costs                           585              -            585          7,066
                                               ---------      ---------     ----------     ----------
    Total costs & expenses                        6,321          5,374         16,540         22,149
                                               ---------      ---------     ----------     ----------

Operating loss                                   (1,660)          (471)        (2,841)        (6,479)
Interest income                                     248            198            717            669
                                               ---------      ---------     ----------     ----------
Loss before provision for income taxes           (1,412)          (273)        (2,124)        (5,810)
Provision for income taxes                            0           (101)             0            465
                                               ---------      ---------     ----------     ----------
Net loss                                       $ (1,412)      $   (172)     $  (2,124)     $  (6,275)
                                               ---------      ---------     ----------     ----------
                                               ---------      ---------     ----------     ----------

Net loss per share                             $  (0.21)      $  (0.03)     $   (0.32)     $   (0.97)
                                               ---------      ---------     ----------     ----------
                                               ---------      ---------     ----------     ----------

Weighted average common
  shares outstanding                              6,766*         6,623*         6,720*         6,491*

* excludes anti-dilutive
  common share equivalents

                              C*ATS SOFTWARE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             Nine Months Ended
                                                       September 30,     September 30,
                                                            1997              1996
                                                       -------------     -------------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (2,124)        $  (6,275)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                             623               674
    Acquired in-process research and development               --             7,066
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable              597             3,263
      (Increase) decrease in prepaid expenses                  56              (681)
      (Increase) decrease in tax refunds due               (2,062)               --
      (Increase) decrease in deferred tax asset             1,566               198
      (Increase) decrease in other assets                      12                21
      Increase (decrease) in accounts payable                (169)             (971)
      Increase (decrease) in accrued liabilities              255            (1,390)
      Increase (decrease) in accrued compensation             108               549
      Increase (decrease) in deferred revenue                (554)           (3,488)
                                                         ----------       -----------
    Net cash used by operating activities                  (1,692)           (1,034)
                                                         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sale (purchase) of short-term investments            (1,889)            2,417
  Investment in acquisition of LORGB                           --            (8,084)
  Purchase of property and equipment                         (379)             (641)
                                                         ----------       -----------
    Net cash used in investing activities                  (2,268)           (6,308)
                                                         ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      509             4,606
                                                         ----------       -----------
    Net cash provided by financing activities                 509             4,606
                                                         ----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                       (199)                6
                                                         ----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3,650)           (2,730)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                    7,041             4,199
                                                         ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,391          $  1,469
                                                         ----------       -----------
                                                         ----------       -----------

                              C*ATS SOFTWARE INC.

         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   NATURE OF OPERATIONS:

     C*ATS Software Inc. (the "Company") was organized in 1988 as a successor to a partnership formed in 1986. The Company develops and markets client/server software for financial risk management. The majority of the Company's current clients are domestic and international financial institutions.

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

EARNINGS PER SHARE

     Earnings per share is normally computed using the weighted average number of shares of common stock and dilutive common equivalent shares from
stock options (using the treasury stock method).   In 1996 and 1997, common
share equivalents would have an anti-dilutive effect on the net loss per share calculation, and are therefore excluded from the calculations for these periods.

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

                              C*ATS SOFTWARE INC.

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

RESULTS OF OPERATIONS:

     The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                              Three Months Ended             Nine Months Ended
                                                         -----------------------------  ----------------------------
                                                          September 30,  September 30,  September 30,  September 30,
                                                              1997           1996           1997           1996
                                                         -------------   -------------  ------------   -------------
                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                                                92%            94%            94%            95%
  Service and other revenue                                       8              6              6              5
                                                             --------       --------       --------        -------
    Total revenues                                              100            100            100            100
Costs and expenses:
  Cost of revenues                                                2              2              2              1
  Research and development                                       41             35             38             29
  Sales and marketing                                            63             60             61             53
  General and administrative                                     18             13             16             13
  In process R&D and one-time project
    costs                                                        11             --              4             45
                                                             --------       --------       --------        -------
Total costs and expenses                                        135            110            121            141
                                                             --------       --------       --------        -------
Operating loss                                                  (35)           (10)           (21)           (41)
Interest income                                                   5              4              5              4
                                                             --------       --------       --------        -------
Loss before provision (benefit) for
  income taxes                                                  (30)            (6)           (16)           (37)
Provision (benefit) for income taxes                              0             (2)             0              3
                                                             --------       --------       --------        -------
  Net loss                                                      (30)%           (4)%          (16)%          (40)%



REVENUES

     The Company's revenues are primarily a function of the renewal rates for annual product licenses to existing Catalyst and CARMA clients, along with new sales of these products. Total revenues during the third quarter of 1997 decreased to $4.7 million, a 5% reduction versus third quarter 1996 revenues of $4.9 million. The decrease reflected lower renewal bookings of the Company's Catalyst product line in late 1996 and the first three quarters of 1997, which are amortized on an annual basis and reflected as revenue over the succeeding twelve month period. Revenues for the first nine months of 1997 decreased by 13% to $13.7 million from $15.7 million in 1996. International revenues accounted for 85% of total revenues in the third quarter and the first nine months of 1997 compared to 81% and 80% during the same periods in 1996. Domestic revenues increased by 21% and 28% in the third quarter and first three quarters of 1997, respectively versus 1996, while international revenues decreased by 7% in the third quarter and 8% year-to-date over the same period of 1996. The increase in domestic revenues is primarily attributable to trial installations of the Company's CARMA product line.

     LICENSE. License revenue declined by 6% to $4.3 million in the third quarter of 1997 from $4.6 million in the third quarter of 1996. For the first nine months of 1997, license revenue decreased by 14% to $12.9 million from $14.9 million in 1996. License revenue decreased primarily as a result of a decrease in the number of sites where the Company's products are licensed.

     SERVICE AND OTHER. Service and other revenues remained at approximately $0.3 million in the third quarter of 1997 and 1996. Service and other revenues increased to $0.8 million in the first nine months of 1997 versus year earlier service revenues of $0.7 million. In the first three quarters of 1997, the Company began a series of paid CARMA trial installations at new customer sites. There is an opportunity for these sites to become licensed CARMA customers during the future quarters of 1997 and 1998.

COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the third quarter of 1997 and 1996 and $0.2 million in the first three quarters of 1997 and 1996.

     RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.9 million in the third quarter compared with $1.7 million in the third quarter of 1996. The increase is attributable to additional development costs of the C*ATS FX product for which license rights were acquired during the third quarter of 1997. For the first three quarters of 1997, research and development expenditures increased to $5.1 million from $4.5 million in the first three quarters of 1996 when CARMA related research encompassed only eight months of activity following the acquisition of LORGB in February 1996. New product development continues on future releases of both the Catalyst and CARMA product lines during 1997. In connection with the acquisition of licensing rights of the C*ATS FX product in the third quarter of 1997, the company expensed $0.6 million of one time project costs. In connection with the LORGB acquisition during the first quarter of 1996, the Company recognized a one-time expense amounting to $7.1 million of in process research and development. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1997.

     SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures declined slightly to $2.9 million in the third quarter of 1997 relative to 1996 expenditure levels of $3.0 million. Year-to-date sales and marketing expenses remained constant at approximately $8.4 million in 1997 and 1996. The Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1997 and 1998 as the Company expands its sales and service organization to support the expanded distribution and servicing of the CARMA products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the third quarter increased to $0.8 million from $0.6 million in 1996 and to $2.2 million in first three quarters of 1997 from $2.0 million during the same period in 1996. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1997.

INTEREST INCOME

     Interest income is comprised primarily of interest earned on the Company's cash and short term investment balances. Interest income remained constant at $0.2 million and $0.7 million in the third quarter and first three quarters of 1997 and 1996, respectively.

PROVISION FOR INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes was 0% and 37% in the third quarter and the first three quarters of 1997. In 1996, the Company recognized a 37% benefit in the third quarter and a 37% provision for the first nine months. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years.

     As of September 30, 1997, the Company had a $7.0 million gross deferred tax asset. Due to certain limitations of benefits related to the tax credit and net operating loss carryback rules, the Company has provided a valuation allowance of $0.8 million related to the deferred tax asset.

      The Company's tax returns for 1990 through 1993 are being examined by the Internal Revenue Service relative to the treatment of foreign withholding taxes on the Company's software license revenue under tax treaties in effect during those years. The examination may result in adjustments to previously filed tax returns. The Company is currently undertaking competent authority relief, which, if successful, will eliminate any potential double taxation. The Company believes that it has reserves sufficient to cover any actual tax liabilities as a result of this examination; however, no assurance can be given that the reserves will be adequate.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of September 30, 1997, the Company had $20.3 million in cash, cash equivalents and short-term investments, and no long term debt.

     Net cash used by operating activities totaled $1.7 million in the first three quarters of 1997 compared to $1.0 million used by operating activities during the first three quarters of 1996. During the first three quarters of 1997, the Company used $2.3 million for net investing activities. During the first three quarters of 1996, the Company used $8.1 million of net cash for acquisitions and netted $2.4 million from the purchase and sale of short-term investments. The Company added $0.4 million of property and equipment in the first three quarters of 1997 versus $0.6 million added during the first three quarters of 1996. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for 1997 will be approximately $0.5 million.

     Financing activities provided cash of $0.5 million in the first three quarters of 1997 resulting from the exercise of stock options. During the first three quarters of 1996, the Company issued $4.2 million of common stock in connection with the acquisition of LORGB in addition to receiving an additional $0.4 million from common stock option exercises.

     The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances, and the cash flow expected to be generated from operations will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                              C*ATS SOFTWARE INC.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCK HOLDERS

          No items were submitted to a vote of security holders during the quarter ended September 30, 1997.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

*******************************************************************************

                                  SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           C*ATS Software Inc.
                                           (Registrant)


Date:  November 13, 1997              By:  Rod A. Beckstrom
                                           ------------------------------------
                                           Rod A. Beckstrom
                                           Chief Executive Officer and Chairman
                                           (Principal Executive Officer)


Date:  November 13, 1997              By:  David Gilbert
                                           ------------------------------------
                                           David Gilbert
                                           President, Chief Operating and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                              C*ATS SOFTWARE INC.

                               INDEX TO EXHIBITS


EXHIBIT                     EXHIBIT TITLE                                 PAGE
NUMBER                                                                   NUMBER

  27       Requirements for the Format and Input of Financial
           Data Schedules                                                  15