Form 10-K405
period 1997-12-31
C ATS SOFTWARE INC
filed 1998-03-31
CIK 937266

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                      --------------

                                        FORM 10-K
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
         _________ to  ___________.

                              COMMISSION FILE NUMBER 0-25526

                                      --------------

                                   C-ATS SOFTWARE INC.
                   (Exact name of registrant as specified in its charter)

                    DELAWARE                                  77-0185283
    ----------------------------------------           -----------------------
            (State of incorporation)                      (I.R.S. Employer
                                                       Identification Number)
              1870 EMBARCADERO ROAD
              PALO ALTO, CALIFORNIA                               94303
    ----------------------------------------           -----------------------
    (Address of principal executive offices)                    (Zip code)

      Registrant's telephone number, including area code:  (650) 321-3000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $.001 PAR VALUE
                        -----------------------------
                           (Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X , No
                                                    ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   X
                                          ----

     The aggregate market value of the voting stock held by non-affiliates as of March 2, 1998 was approximately $17,000,000 (based upon the last sale price for shares of the Registrants Common Stock as reported on the NASDAQ National market).

     As of March 2, 1998 the number of shares of common stock of the Registrant outstanding was 6,855,874.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the parts of Form 10-K indicated: (1) C-ATS Software Inc.'s Annual Report to Stockholders for the fiscal year ended December 31, 1997 for Parts I, II and IV; and (2) Proxy Statement for Annual Meeting to be held on May 20, 1998 for Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

     The need to manage financial risk has led to the development of software products that serve the established market for derivatives risk management and the markets for firm-wide or enterprise risk management.

     C-ATS Software Inc., a Delaware corporation (the "Company" or "C-ATS") is a supplier of client/server software products for financial risk management. Since its inception in 1986, the Company has provided capital markets software for derivatives risk management. In late 1994, the Company introduced C-ATALYST, an enhanced version of its product family which includes GLOBAL RISK MANAGER, a product for portfolio risk management. In 1996, the Company acquired LOR/Geske Bock Associates, Inc. ("LORGB" or LOR/Geske Bock"), a provider of integrated market and credit risk management software, and introduced an enhanced version of its CARMA product line. These products serve the established market for derivatives risk management and the growing market for enterprise risk management. At the end of 1997, the Company's products were licensed to leading financial institutions around the globe, including more than a third of the world's 50 largest commercial banks.

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

     C-ATS' CARMA product line is a portfolio simulation system designed to provide multiple market, credit, and liquidity risk measurement methodologies within one consistent, integrated solution. CARMA enables financial institutions to measure and control the change in value of financial instruments, including complex derivative instruments, and to measure the firm-wide exposure to market and credit risk. The software assists with the determination of capital requirements and regulatory reporting of Value at Risk (VaR) using both Monte Carlo and historical simulation techniques. In addition, CARMA provides user-defined scenario analyses to realistically forecast the effects on a portfolio subjected to a combination of multiple types of financial risks. Users can graphically visualize the results of the potential effects of any component on the entire portfolio in order to understand more fully how to manage the risks involved.

     The Company typically licenses its software products to clients for one-year renewable terms. Beginning the fourth quarter of 1997, the Company has begun offering multiyear (typically 5-year) term licenses for its software products. With this new licensing model the Company will recognize substantial revenues upon delivery of the products. In addition there may be additional maintenance revenues, recognized ratably as such services are provided.

     C-ATS markets its products and services through its direct sales and service organizations located in New York, Tokyo, London, Hong Kong and its headquarters and financial engineering facilities in Palo Alto and Los Angeles, California, respectively. Those clients whose use of Company's products has been publicly disclosed include Bank of Montreal, Cassa di Risparmio di Torino, Credit Suisse, Dai-ichi Kangyo Bank, Daiwa America Corp., IMI Bank, Kleinwort-Benson, Long-Term Capital Management, Merrill Lynch, Bank of Tokyo-Mitsubishi and Tokai Bank, each of which represented more than $100,000 of annual contract value in 1997. In 1997, 82% of the Company's revenues were derived from international clients.

     In the Fall of 1997, the Company formed a new division C-ATS Consulting Services to provide professional services to its clients. These services will typically include project management and product integration services. Consulting revenues are recognized when the services have been performed.

B.  PRODUCTS.

     C-atalyst is a family of integrated application software products and tools used for financial risk management. All of these products were either introduced or enhanced in 1997.

     The Company's clients use its products on UNIX workstations and on personal computers. FiCAD is used on the NEXTSTEP-TM- operating system to design new financial instruments and applications. The Company licenses its products on a per site basis, with the price per site varying based on the selection of products licensed, the number of authorized users at each site, and the number of licensed sites.

     The Company's products, once installed, generally must be integrated with the client's internal information systems, especially in the case of large enterprise-wide implementations. This integration can be costly, time-consuming and require significant technical expertise, particularly when multiple sites, a variety of internal systems and/or international locations are involved.

     The Company's products are summarized below in order of the date they were first introduced:

                                                                                  ENTERPRISE RISK
                                                                      DERIVATIVES    MANAGEMENT
                                               DATE      DATE LAST       RISK          MARKET
                                            INTRODUCED   ENHANCED      MANAGEMENT   APPLICATIONS
                                            ----------  -----------  -------------  ------------
C-ATALYST PRODUCTS
     SwapWare Plus . . . . . . . . . . .       1986         1997           X              X
     Market Data . . . . . . . . . . . .       1987         1997           X              X
     Global Risk Manager . . . . . . . .       1989         1997           X              X
     Data Tools. . . . . . . . . . . . .       1991         1997           X              X
       C-ATS Link. . . . . . . . . . . .       1991         1997           X              X
       SQL Mirror. . . . . . . . . . . .       1991         1997           X              X
       C-ATS-IQ Reports. . . . . . . . .       1995         1997           X              X
       Shadow Audit. . . . . . . . . . .       1991         1997           X              X
     Operations Manager-Accounting . . .       1991         1997           X
     Operations Manager-
       Cash Flow Organizer . . . . . . .       1991         1997           X
     Options-CapWare . . . . . . . . . .       1992         1997           X              X
     Options-Strike. . . . . . . . . . .       1992         1997           X              X
     Futures and Bonds . . . . . . . . .       1992         1997           X              X
     C-ATS /GLI. . . . . . . . . . . . .       1997         1997           X              X
     C-ATS /FX . . . . . . . . . . . . .       1997         1997           X              X
CARMA PRODUCTS
     CARMA Explorer. . . . . . . . . . .       1996         1997                          X
     CARMA Risk Engine . . . . . . . . .       1993         1997                          X
     CARMA Connection. . . . . . . . . .       1996         1997                          X
FiCAD. . . . . . . . . . . . . . . . . .       1995         1997           X              X


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

     C-ATS/GLI. C-ATS/GENERAL LEDGER INTERFACE (GLI) is an open tool which creates a complete accounting record for the C-ATALYST portfolio, and allows the transfer of this information automatically to the general ledger. C-ATS/GLI includes manual and system generated entries, a multi-currency trial balance and a detail report.

     C-ATS/FX. C-ATS/FX is a foreign exchange trading, marketing, risk management and back office module. C-ATS/FX prices spots, forwards, and an array of exotic options including Asian options, lookbacks, single and double barriers. It also has extensive graphing capabilities for payout and sensitivity analysis.

     FiCAD. FiCAD is an object-oriented Financial CAD system which uses advanced visual programming techniques. FiCAD enables users to design, model and deploy new financial instruments that the user can logically define.
FiCAD is analogous to the mechanical CAD products and electronic design automation ("EDA") products provided by independent software vendors for other industries. With EDA, an engineer describes logic networks with graphic symbols, and the software program automatically generates the layout for semiconductor chips. FiCAD enables users to link together various financial objects to describe a new financial instrument, and FiCAD automatically creates the new application; there is no need to write traditional text-based source code. As a result, the Company believes that new instruments can be created much more rapidly than is possible with conventional techniques.
FiCAD allows its clients to extend the functionality of the C-ATALYST product line in advance of new releases. GLOBAL RISK MANAGER and FiCAD, are also used in derivatives risk management.

PRODUCTS FOR ENTERPRISE RISK MANAGEMENT

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

     CARMA. CARMA simulates a financial institution's exposure to market and credit risk using multiple methodologies. Through Monte Carlo simulation or historical simulation, CARMA measures and reports the financial institution's exposure to changes in market prices and counterparty defaults. The system is designed to comply with the standards for measurement of exposure to market risk promulgated by the Bank for International Settlements (BIS). CARMA became part of the Company's product line through the acquisition of LOR/Geske Bock in February 1996. The Company has substantially enhanced CARMA and released version 2.16 in 1997.

C.  CLIENTS, MARKETING, SALES AND SERVICE

     The Company's products are licensed to leading financial institutions around the globe. These clients operate in a number of industries and include more than a third of the world's 50 largest commercial and investment banks, as well as securities firms, fund managers, and large industrial corporations and insurance companies.

     Those clients whose use of Company products has been publicly disclosed include Bank of Montreal, Cassa di Risparmio di Torino, Credit Suisse, Dai-ichi Kangyo Bank, Daiwa America Corp., IMI Bank, Kleinwort-Benson, Long-Term Capital Management, Merrill Lynch, Bank of Tokyo-Mitsubishi, and Tokai Bank, each of which represented more than $100,000 of annual contract value in 1997. In 1997, 82% of the Company's revenues were derived from international clients.

     C-ATS employs a direct sales force and client services organization located in New York, Tokyo, Hong Kong, and London. In support of its sales force, the Company uses a variety of means to promote its software products to potential clients, including advertising, articles in key publications, direct mail, participation in major industry trade shows, and seminars. Additionally, the Company is an associate member of the International Swaps and Derivatives Association.

     The Company previously did not utilize value-added resellers or other third-party distributors. During 1997, the Company began evaluation of using such services and commenced a relationship with two such parties. This program is new and there are not yet conclusive results. The Company may expand such efforts in 1998.

     The Company's client services personnel provide pre-sale assistance in applications engineering, product installation and client training, both on the clients' premises and in classrooms, and provide post-sale service and support in problem diagnosis. Product licenses also entitle clients to receive updates and minor enhancements. The Company typically supports prior versions of its products for a reasonable period to allow clients to upgrade at the time they deem most convenient for their installation. The Company provides certain professional services to clients on a contract basis, including financial engineering support, additional client training and assistance in the generation of client-specific reports, database integration, and system optimization. The Company also conducts periodic client satisfaction surveys.

     In the Fall of 1997, the Company formed a new division C-ATS Consulting Services to provide a wide variety of services to ensure client success in implementing risk management solutions. By leveraging project experiences gained through delivering complete enterprise-wide risk management solutions, this group provides clients with services specifically targeted at lowering implementation risks.

     C-ATS Consulting Services is responsible for CARMA implementation projects globally for C-ATS Software. The group began providing its clients with generic enterprise risk management implementation project plan templates, integration tools and additional integration assistance and advice in 1997 and is currently engaged in several ongoing risk management projects.

     The operations in Tokyo and London are conducted by wholly-owned subsidiaries incorporated in Japan and the United Kingdom, respectively. The subsidiaries conduct sales representative activities under the direction of the parent company. The subsidiaries also conduct some client training and share responsibility with the parent for performing certain other client service activities, although all software engineering is performed by the parent company. All license agreements are entered into between the parent company and the clients. All clients pay their license and service fees directly to the parent company in U.S. dollars. All parent company revenues are recognized as either domestic or export sales. Subsidiary revenues consist solely of payments from the parent company for services performed for the benefit of the parent company at a rate of cost plus 10%.

D.  TECHNOLOGY

     FINANCIAL TECHNOLOGIES, VALUE AT RISK. VALUE AT RISK has become an industry standard for risk management and regulatory reporting. Value at Risk represents the amount of money a portfolio may lose in a given period of time at a specified probability level. This amount varies based on the instruments in a portfolio, changes in market prices and volatilities. A firm's Value at Risk is calculated using estimates of likely price fluctuations of its portfolio. The Company's products can be used to perform the simulations necessary to support Value at Risk analysis. This calculation can be performed on a departmental or enterprise basis.

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

     COMPUTER TECHNOLOGIES, RELATIONAL AND OBJECT-ORIENTED DATABASES. The C-ATALYST line of software applications read and write information from the C-ATS database, the Sybase relational database and the Oracle relational database. The component architecture of the Company's C-ATALYST and CARMA product lines interoperate using, Orbix, CORBA-compliant middleware from market leader, Iona Technologies Ltd.

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

     There are a significant number of independent commercial competitors for the Company's products. In 1997, the competitive landscape was characterized by significant consolidation by some of the larger competitors, these include the recent merger of SunGard Data Systems Inc. with Infinity Financial Technologies, Inc. and Renaissance Software, Inc., Misys Plc Group's Midas-Kapiti International and Summit Systems, Inc. merger as well as ACT Group plc., are much larger than the Company and have longer operating histories and significantly greater financial, technical, sales and marketing and other resources, greater name recognition and a larger installed client base.

     Other competitors offer products that support more financial instruments or have more features than the Company's products, some offer more customization services, some offer source code and programming tools for internal application development. Many of the Company's existing competitors could in the future introduce new products with more features and lower prices than the Company's product offerings. Furthermore, if the market for financial risk management software products continues to grow, a number of additional companies with significantly greater resources than the Company could attempt to establish or increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company, as evidenced in 1997, or by developing and introducing products specifically designed for these markets.

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

G.  EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had a total of 110 employees, including 40 in product development, 53 in sales, marketing and client services, and 17 in finance and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with regard to executive officers of the Company (ages are as of December 31, 1997):

NAME               AGE                     POSITION
-----------------  ---   -------------------------------------------------------
Rod A. Beckstrom   36    Chief Executive Officer and Chairman of the Board
David Gilbert      51    President and Chief Operating Officer
James E. Graber    53    Vice President of Finance and Chief Financial Officer
Robert L. Geske    52    Vice President of Research and Development and Director
Finn Christensen   33    Vice President of Marketing
Amos Barzilay      43    Vice President of Capital Markets/Treasury
Jill Kulick        50    Vice President of Human Resources

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

     James E. Graber has served as Vice President of Finance and Chief Financial Officer of the Company since November 1997. From June 1991 to November 1997, he served as the principal financial consultant at Graber Associates, a financial consulting company.

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

     Jill Kulick has served as Vice President of Human Resources since July 1997. From 1994 to June 1997, she served as Vice President, Human Resources Officer at Bank of America, N.A.

ITEM 2.  PROPERTIES

     C-ATS leases approximately 30,000 square feet of leased office space in Palo Alto, California. This lease expires in April 2001. In addition, the Company and its subsidiaries lease office space in New York, London, Tokyo and Hong Kong. The Company believes that its current and proposed facilities are adequate to meet its needs for the foreseeable future. The Company believes that it can acquire additional space, if needed, on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not have any submissions of matters to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock has been traded in the Nasdaq National Market under the symbol CATX since the Company's initial public offering on March 20, 1995. No public trading market in the Company's common stock existed prior to fiscal 1995. Additional information is set forth under the caption "Stock Trading Information" on page 33 of the Company's 1997 Annual Report to Stockholders (the "Annual Report") and such information is hereby incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     This information is set forth under the caption "Selected Consolidated Financial Data" on page 2 of the Annual Report and such information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 16 of the Annual Report and such information is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and the auditors' report appearing on pages 17 through 34 of the Annual Report are hereby incorporated herein by reference.

)    Report of Independent Public Accountants

)    Consolidated Balance Sheets as of December 31, 1997 and 1996

) Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

)    Notes to Consolidated Financial Statements

     The Company's 1997 Annual Report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

(a) Executive Officers - See the section entitled "Executive Officers of the Registrant" in Part I hereof.

(b) Directors - The information required by this Item is incorporated by reference to the section entitled "Nominees for Director" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     Information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation" is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" is hereby incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.     FINANCIAL STATEMENTS:

     The following financial statements of the Company included in Part II,
Item 8 of this Report on Form 10-K are hereby incorporated by reference from its 1997 Annual Report to Stockholders, filed as Exhibit 13.1 to this Report on Form 10-K.

                                                                  Page(s) in 1997
                                                                   Annual Report
                                                                  ---------------
     Report of Independent Public Accountants                            17

     Consolidated Balance Sheets as of                                   18
     December 31, 1997 and 1996

     Consolidated Statements of Operations                               19
     for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for                 20
     the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows                               21
     for the years ended December 31, 1997,1996, and 1995

     Notes to Consolidated Financial Statements                       22-32

     Stock Trading Information                                           33

     2.     FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules of the Company for the years ended December 31, 1997, 1996 and 1995 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company:

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

3.  EXHIBITS, EXHIBIT INDEX, AND FINANCIAL STATEMENT SCHEDULES:

     EXHIBIT
     NUMBER                       EXHIBIT TITLE
     ------  -----------------------------------------------------
       3.1   Restated Certificate of Incorporation of Registrant,
             as amended. (1)
       3.2   Amended and Restated Bylaws of Registrant, as
             amended on November 19, 1997.
       4.1   Form of Common Stock certificate. (1)
       4.2   Amended Registration Rights Agreement dated
             September 13, 1990 between Registrant and certain
             investors named therein, as amended.  (1)
      10.1   Amended and Restated 1988 Incentive Stock Plan and
             forms of Stock Option Agreement thereunder. (4)
      10.2   1995 Director Option Plan and form of option
             agreement thereunder. (1) (4)
      10.3   1995 Employee Stock Purchase Plan and forms of
             subscription agreement and election thereunder. (1) (4)
      10.4   Amended and Restated 1995 Stock Plan and forms of
             option and stock purchase right agreements
             thereunder. (4)
      10.5   Form of Indemnification Agreement entered into
             between Registrant and its directors and officers. (1)
      10.6   Registrant's 401(k) Plan. (1) (4)
      10.7   Lease dated March 30, 1995 for facilities located
             at 1870 Embarcadero Road, Palo Alto, California. (2)
      10.8   Agreement and Plan of Reorganization by and among
             C-ATS Software, Inc., C-ATS Sub, Inc., and
             LOR/Geske Bock Associates, Inc. dated as of
             January 30, 1997 and filed under Form 8-K on
             February 13, 1996, as amended on April 10, 1996. (3)
      11.1   Calculation of Earnings Per Share.
      13.1   1997 Annual Report to Shareholders.
      21.1   Subsidiaries of the Registrant.
      23.1   Consent of Independent Accountants.
      27.1   Financial Data Schedule for Fiscal Year Ended 1997.
      27.2   Financial Data Schedule for Fiscal Year Ended 1995.

---------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-89242) in the form declared effective on March 20, 1995.

(2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 13, 1996, as amended April 10, 1996.

(4)  Management contract or compensatory plan or arrangement.

(b)  REPORTS FILED UNDER FORM 8-K:

     No reports on Form 8-K were filed during the 4th quarter of fiscal 1997.

(c)  EXHIBITS:

     See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on this 31st day of March, 1998.

                                   C-ATS SOFTWARE INC.

                              By:  /s/ James E. Graber
                                   -------------------------------------------
                                   CHIEF FINANCIAL OFFICER AND TREASURER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Graber, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        SIGNATURE                     TITLE                            DATE
-------------------------  ---------------------------------  --------------------
  /s/ Rod A. Beckstrom        Chief Executive Officer            March 31, 1998
  ---------------------       and Director (Principal
    Rod A. Beckstrom          Executive Officer)



    /s/ James E. Graber       Chief Financial Officer and        March 31, 1998
  ---------------------       Treasurer (Principal Financial
      James E. Graber         and Accounting Officer)



     /s/ David Gilbert        President, Chief Operating         March 31, 1998
  ---------------------       Officer and Director
       David Gilbert


    /s/ Mario M. Rosati       Director and Secretary             March 31, 1998
  ---------------------
      Mario M. Rosati


    /s/ Robert Geske          Director and Officer               March 31, 1998
  ---------------------
      Robert Geske


   /s/ Manuel Correia         Director                           March 31, 1998
  ---------------------
     Manuel Correia


   /s/ Mark P. Kalkus         Director                           March 31, 1998
  ---------------------
     Mark P. Kalkus


 /s/ Andrew S. Rachleff       Director                           March 31, 1998
  ---------------------
   Andrew S. Rachleff

                                       15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


     We have audited, in accordance with generally accepted auditing standards, the financial statements included in C-ATS Software Inc.'s annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

San Jose, California

January 23, 1998

                                                                    Schedule II
                               C-ATS SOFTWARE INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                             BALANCE AT      ADDITIONS
                                            BEGINNING OF  CHARGED AGAINST                  BALANCE AT
DESCRIPTION                                    YEAR           REVENUE       DEDUCTIONS     END OF YEAR
------------------------------------------  ------------  ---------------  -----------   --------------
Year ended December 31, 1995
  Allowance for doubtful accounts. . . . .       $100         $  32         $    --          $132
Year ended December 31, 1996
  Allowance for doubtful accounts. . . . .       $132         $  --         $    32          $100
Year ended December 31, 1997
  Allowance for doubtful accounts. . . . .       $100         $ 142         $    --          $242