Form 10-Q
period 1998-03-31
C ATS SOFTWARE INC
filed 1998-04-24
CIK 937266

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------

                                     FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                   For the quarterly period ended March 31, 1998

                                        or

    [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                      Exchange
                                    Act of 1934
           For the transition period from ______________ to _____________

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

     Number of shares outstanding of the issuer's common stock, $0.001 par value as of March 31, 1998: 6,855,874

                                C*ATS SOFTWARE INC.

                                       INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

          Condensed Consolidated Balance Sheets                              3

          Condensed Consolidated Statements of Operations                    4

          Condensed Consolidated Statements of Cash Flows                    5

          Notes to Interim Condensed Consolidated Financial Statements     6-7


Item 2.   Management's Discussion and Analysis of Financial Condition     8-12
          and Results of Operations



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               13


Item 6.   Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                  13

          Index to Exhibit                                                  14

          Exhibit 27 EDGAR Requirements for the Format and
          Input of Financial Schedules                                      15

                                C*ATS SOFTWARE INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                                MARCH 31,                 DECEMBER 31,
                                                                  1998                       1997
                                                               -----------                -----------
                          ASSETS                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,125                   $  3,707
  Short-term investments                                           18,375                     16,446
  Accounts receivable, net                                          3,722                      5,100
  Prepaid expenses                                                    373                        271
  Deferred income taxes                                             2,583                      2,607
                                                                 --------                   --------
     Total current assets                                          26,178                     28,131
                                                                 --------                   --------
PROPERTY AND EQUIPMENT:
  Equipment                                                         2,909                      2,809
  Leasehold improvements                                              125                        125
  Furniture and fixtures                                              405                        403
                                                                 --------                   --------
                                                                    3,439                      3,337
  Accumulated depreciation                                         (2,612)                    (2,486)
                                                                 --------                   --------
     Net property and equipment                                       827                        851
                                                                 --------                   --------
Purchased software, at cost                                         1,541                      1,516
  Accumulated amortization                                           (944)                      (879)
                                                                 --------                   --------
     Net purchased software                                           597                        637
                                                                 --------                   --------
Income tax refund receivable - long term                              686                        686
Other assets                                                          335                        335
                                                                 --------                   --------
                                                                 $ 28,623                   $ 30,640
                                                                 --------                   --------
                                                                 --------                   --------
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    548                   $    390
  Accrued liabilities                                                 676                        674
  Accrued compensation                                              1,258                      1,604
  Accrued taxes payable                                               310                        281
  Deferred revenue                                                  5,604                      8,007
                                                                 --------                   --------
     Total current liabilities                                      8,396                     10,956
                                                                 --------                   --------
STOCKHOLDERS' EQUITY:
  Common stock                                                          7                          7
  Additional paid in capital                                       23,370                     23,282
  Accumulated translation adjustment                                  177                        228
  Retained earnings (deficit)                                      (3,327)                    (3,833)
                                                                 --------                   --------
     Total stockholders' equity                                    20,227                     19,684
                                                                 --------                   --------
                                                                 $ 28,623                   $ 30,640
                                                                 --------                   --------
                                                                 --------                   --------


                                        -3-

                                C*ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                      Three months ended March 31,
                                                          1998          1997
                                                      ------------  ------------
                                                      (UNAUDITED)   (UNAUDITED)
 Revenues:
   License revenue                                     $ 5,439       $ 4,238
   Service and other revenue                               296           254
                                                       -------       -------
     Total revenues                                      5,735         4,492


 Costs and expenses:
   Cost of revenues                                         67            93
   Research & development                                1,727         1,583
   Sales & marketing                                     2,845         2,602
   General & administrative                                760           693
                                                       -------       -------
     Total costs & expenses                              5,399         4,971
                                                       -------       -------
 Operating income (loss)                                   336          (479)
 Interest income                                           256           236
                                                       -------       -------
 Income (loss) before provision
     for income taxes                                      592          (243)
 Provision for income taxes                                 86            --
                                                       -------       -------
 Net income (loss)                                     $   506       $  (243)
                                                       -------       -------
                                                       -------       -------

 Net income (loss) per share
     basic                                             $   .07       $ (0.04)
                                                       -------       -------
                                                       -------       -------
     diluted                                           $   .07       $ (0.04)
                                                       -------       -------
                                                       -------       -------
 Weighted average common
     shares outstanding:
     basic                                               6,856         6,679
                                                       -------       -------
                                                       -------       -------
     diluted                                             7,469         6,679
                                                       -------       -------
                                                       -------       -------

                                C*ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                         Three Months Ended
                                                      March 31,      March 31,
                                                        1998            1997
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $   506        $  (243)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:


     Depreciation and amortization                        191            228
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable       1,378          1,806
       (Increase) decrease in prepaid expenses           (102)          (200)
       (Increase) decrease in deferred income taxes        24            105
       (Increase) decrease in other assets                 --             18
       Increase (decrease) in accounts payable            158           (344)
       Increase (decrease) in accrued liabilities           2           (168)
       Increase (decrease) in accrued compensation       (346)          (353)
       Increase (decrease) in accrued taxes payable        29             35
       Increase (decrease) in deferred revenue         (2,403)        (1,706)
                                                      -------        -------
     Net cash used by operating activities               (563)          (822)
                                                      -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sale (purchase) of short term investments       (1,929)        (3,180)
   Purchase of property and equipment                    (127)           (99)
                                                      -------        -------
     Net cash used in investing activities             (2,056)        (3,279)
                                                      -------        -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  88             87
                                                      -------        -------
     Net cash provided by financing activities             88             87
                                                      -------        -------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                   (51)          (162)
                                                      -------        -------
 NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,582)        (4,176)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                               3,707          7,041
                                                      -------        -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,125        $ 2,865
                                                      -------        -------
                                                      -------        -------

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

REVENUE RECOGNITION

     The Company has adopted the AICPA Statement of Position 97-2 "Software Revenue Recognition", effective in the first quarter of 1998.

     Historically, the Company has licensed its products to end users under annual license agreements which included rights to maintenance support services and product upgrades. Such license revenues are recognized ratably over the twelve month contract period. The Company still offers such license agreements on a renewal basis.

     Beginning in the fourth quarter of 1997 the Company began offering multi-year (typically five year) term licenses for its software products. Maintenance support services and product upgrades are priced separately and available for an additional fee. License revenue under these arrangements is recognized upon execution of a license agreement and shipment of the product if the fee is fixed and determinable, the arrangement does not include significant customization of the software, and collectibility of the license fee is probable. Maintenance and service revenues consist of fees that are charged separately from product licenses. Maintenance revenue consists of fees for on going support and product updates and is recognized ratably over the term of the contract. Service revenue consists of training and consulting services and is recognized upon the completion of the related activity.

EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the quarter ended March 31, 1997 have been restated to conform to the requirements of SFAS No. 128.

REPORTING COMPREHENSIVE INCOME

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. There are no material items of comprehensive income for the quarters ended March 31, 1998 and March 31, 1997.

                                C*ATS SOFTWARE INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION "RISK FACTORS" AND "BUSINESS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.


     READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS:

     The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                             Three Months Ended
                                                          ------------------------
                                                          March 31,      March 31,
                                                            1998           1997
                                                          ---------      ---------
                                                         (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                                              95%            94%
  Service and other revenue                                     5              6
                                                          ---------      ---------
    Total revenues                                            100            100
                                                          ---------      ---------
Costs and expenses:
  Cost of revenues                                              1              2
  Research and development                                     30             35
  Sales and marketing                                          50             58
  General and Administrative                                   13             16
                                                          ---------      ---------
Total costs and expenses                                       94            111
                                                          ---------      ---------
Operating income (loss)                                         6            (11)
Interest income                                                 4              5
                                                          ---------      ---------
Income (loss) before provision
 (benefit) for income taxes                                    10            ( 6)
Provision (benefit) for income taxes                            1              0
                                                          ---------      ---------
  Net income (loss)                                             9%           ( 6)%
                                                          ---------      ---------
                                                          ---------      ---------

REVENUES

     The Company's revenues are primarily a function of the renewal rates for annual product licenses to existing C*atalyst and CARMA clients, along with new sales of these products. Total revenues during the first quarter of 1998 increased to $5.7 million, a 28% increase versus first quarter 1997 revenues of $4.5 million. This increase is the result of continued renewal of annual license agreements as well as new term licensing agreements where license revenues are recognized up front. International revenues accounted for 85% of total revenues in the first quarter of 1998 compared to 83% during the same period in 1997.

     LICENSE. License revenue increased by 28% to $5.4 million in the first quarter of 1998 from $4.2 million in the first quarter of 1997. License revenue increased primarily as a result of new client contracts.

     SERVICE AND OTHER. Service and other revenues were approximately $0.3 million in the first quarter of 1998, essentially the same as the corresponding quarter in 1997.

COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the first quarter of 1998 and 1997.

     RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development increased to $1.7 million in the first quarter of 1998 compared with $1.6 million in the first quarter of 1997. The increase is attributable to additional personnel costs for the continued development of CARMA. New product development continued on future releases of both the C*atalyst and CARMA product lines during the first quarter of 1998. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1998.

     SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased to $2.8 million in the first quarter of 1998 compared to 1997 expenditure levels of $2.6 million. The Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1998 as the Company expands its sales and service organization to support the expanded distribution and servicing of the CARMA products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the first quarter increased to $0.8 million from $0.7 million in 1997. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1998.

INTEREST INCOME

     Interest income is comprised primarily of interest earned on the Company's cash and short term investment balances. Interest income remained constant at $0.2 million during the first quarter of 1998 as compared to the first quarter of 1997.

PROVISION FOR INCOME TAXES

     The Company accounts for income taxes using a liability approach under which deferred income taxes are provided for based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years. In the first quarter of 1998 there was a provision of $0.1 million for taxes. There was no provision in 1997.

     As of March 31, 1998, the Company had a $7.0 million gross deferred tax asset. Due to certain limitations of benefits related to the tax carrybacks, the Company has provided a valuation allowance related to a portion of the deferred tax asset.

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

FUTURE OPERATING RESULTS

     The Company has derived a majority of its revenues from the licensing of software products and services for derivatives risk management. The market for derivatives risk management products is highly competitive. There is no assurance that competition will not cause the Company to lose market share or will not affect pricing and margins. In addition, the Company offers other products for firm-wide integrated market, credit and liquidity risk management. The market for these products is at an early stage of development. Failure of a significant market for firm-wide integrated market, credit and liquidity risk management products to develop or, if it does, failure of the Company's products to achieve broad market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

     The Company's revenues are currently derived primarily from annual renewable license fees. These annual renewable license will continue to be an important part of the company's revenues. As such, a significant decline in the percentage of clients who renew their license or the failure of the Company to enter into renewable licenses would have a material adverse effect on the business, operating results and financial condition of the Company. Beginning in the fourth quarter of 1997 the Company began offering multi-year (typically five year) term licenses for it's software products. As a result, the company will recognize substantial revenues upon delivery of the products. A failure of the Company to enter into new license agreements would have a material adverse effect on the business, operating results and financial condition of the Company. Additionally, because of the potential impact of new term licenses on total revenue recognized there may be volatility of reported revenues based upon the timing of delivery of the products.

     A significant portion of the Company's revenues are derived from sales to international clients. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications, managing international operations and other factors. The Company prices its products in U.S. dollars, but it incurs expenses in local currencies for its overseas operations. The Company attempts to reduce its exposure to exchange rate fluctuations by purchasing foreign currencies periodically in amounts equal to the operating expenses estimated to be payable in such currencies during the next several months. Regulatory compliance requirements differ among foreign countries and are also different from those established in the United States, and any inability to obtain necessary foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international sales, and thereby on its business, financial condition and results of operations. Additionally, the Company's business, financial condition and international operating results may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices and competition.

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

UNCERTAINTY OF THE EFFECTS OF THE YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS

     Many universally currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers (particularly financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company's products. While the Company does not believe its products, or its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995.
As of March 31, 1998 the Company had $19.5 million in cash, cash equivalents and short-term investments, and no long term debt.

     Net cash used by operating activities totaled $0.6 million in the first quarter of 1998, compared with $0.8 million used by operating activities during the first quarter of 1997. The Company added $0.1 million of property and equipment in the first quarter of 1998, the same as the first quarter of 1997. During the first quarter of 1998 the company had net purchases of short term investments in the amount of $1.9 million compared with $3.2 million in the first quarter of 1997. The Company currently has no significant capital commitments.

     Financing activities provided cash of $0.1 million in the first quarter of 1998 resulting from the exercise of stock options and purchases under the employee stock purchase plan.

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

                                C*ATS SOFTWARE INC.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCK HOLDERS

          No items were submitted to a vote of security holders during the quarter ended March 31, 1998

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

******************************************************************************

                                 SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 C*ATS Software Inc.
                                                 (Registrant)


Date:  April 21, 1998                       By:  Rod A. Beckstrom
                                                ------------------------------
                                                 Rod A. Beckstrom
                                                 Chief Executive Officer and
                                                 Chairman
                                                 (Principal Executive Officer)


Date:  April 21, 1998                       By:  James E. Graber
                                                ------------------------------
                                                 James E. Graber
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Principal Accounting Officer)

                                C*ATS SOFTWARE INC.

                                 INDEX TO EXHIBITS

EXHIBIT             EXHIBIT TITLE                                                            PAGE
NUMBER                                                                                      NUMBER

27                  Requirements for the Format and Input of Financial Data Schedules         15