Form 10-Q
period 1998-06-30
C ATS SOFTWARE INC
filed 1998-07-23
CIK 937266

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ______________________

                                     FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                    For the quarterly period ended June 30, 1998

                                         or

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

     Number of shares outstanding of the issuer's common stock, $0.001 par value as of JUNE 30, 1998: 6,865,385

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

                                C-ATS SOFTWARE INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                   -----------    -----------
                                                   (UNAUDITED)
                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $ 3,444        $ 3,707
     Short-term investments                           17,533         16,446
     Accounts receivable, net                          2,680          5,100
     Prepaid expenses                                    478            271
     Deferred income taxes                             2,583          2,607
                                                     -------        -------
          Total current assets                        26,718         28,131
                                                     -------        -------
PROPERTY AND EQUIPMENT:
     Equipment                                         2,953          2,809
     Leasehold improvements                              125            125
     Furniture and fixtures                              405            403
                                                     -------        -------
                                                       3,483          3,337
     Accumulated depreciation                         (2,716)        (2,486)
                                                     -------        -------
          Net property and equipment                     767            851
                                                     -------        -------
Purchased software, at cost                            1,550          1,516
     Accumulated amortization                         (1,007)          (879)
                                                     -------        -------
          Net purchased software                         543            637
                                                     -------        -------
Income tax refund receivable - long term                 686            686
Other assets                                             314            335
                                                     -------        -------
                                                     $29,028        $30,640
                                                     -------        -------
                                                     -------        -------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $   621        $   390
     Accrued liabilities                                 364            674
     Accrued compensation                              1,281          1,604
     Accrued taxes payable                               315            281
     Deferred revenue                                  6,276          8,007
                                                     -------        -------
          Total current liabilities                    8,857         10,956
                                                     -------        -------
STOCKHOLDERS' EQUITY:

     Common stock                                          7              7
     Additional paid in capital                       23,474         23,282
     Accumulated translation adjustment                  (47)           228
     Retained earnings (deficit)                      (3,263)        (3,833)
                                                     -------        -------
          Total stockholders' equity                  20,171         19,684
                                                     -------        -------
                                                     $29,028        $30,640
                                                     -------        -------
                                                     -------        -------

                                C-ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                      Quarter ended June 30,       Six months ended June 30,
                                                        1998           1997           1998           1997
                                                     ---------      ---------      ---------      ---------
                                                    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                                     $4,398         $4,302         $9,837         $8,540
  Service and other revenue                              792            244          1,088            498
                                                      ------         ------         ------         ------
     Total revenues                                    5,190          4,546         10,925          9,038

Costs and expenses:
  Cost of revenues                                        43             71            110            164
  Research & development                               1,558          1,643          3,285          3,226
  Sales & marketing                                    2,906          2,821          5,750          5,424
  General & administrative                               657            713          1,418          1,405
                                                      ------         ------         ------         ------
     Total costs & expenses                            5,164          5,248         10,563         10,219
                                                      ------         ------         ------         ------
Operating income (loss)                                   26           (702)           362         (1,181)
Interest & other income                                  272            233            528            469
                                                      ------         ------         ------         ------
Income (loss) before provision for income taxes          298           (469)           890           (712)
Provision for income taxes                               234              0            320              0
                                                      ------         ------         ------         ------
Net income (loss)                                     $   64         $ (469)        $  570         $ (712)
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
Net income (loss) per share:
     basic                                            $ 0.01         $(0.07)        $ 0.08         $(0.11)
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
     diluted                                          $ 0.01         $(0.07)        $ 0.08         $(0.11)
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
Weighted average common shares outstanding:
     basic                                             6,863          6,714          6,855          6,695
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
     diluted                                           7,303          6,714          7,188          6,695
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

                                C-ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                Six Months Ended
                                                             June 30,       June 30,
                                                               1998           1997
                                                             ---------      ---------
                                                            (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  570         $ (712)
  Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:

     Depreciation and amortization                               358            434
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable              2,420          1,764
       (Increase) decrease in prepaid expenses
       (Increase) decrease in deferred income taxes             (207)          (267)
                                                                  24           (259)
       (Increase) decrease in other assets                        21             (3)
       Increase (decrease) in accounts payable                   231           (183)
       Increase (decrease) in accrued liabilities               (310)           (81)
       Increase (decrease) in accrued compensation              (323)           (81)
       Increase (decrease) in accrued taxes payable               34              0
       Increase (decrease) in deferred revenue                (1,731)          (452)
                                                              ------         ------
     Net cash provided by operating activities                 1,087            160
                                                              ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sale (purchase) of short term investments               (1,087)        (4,301)
                                                              ------         ------
  Purchase of property and equipment                            (180)          (228)
                                                              ------         ------
     Net cash used in investing activities                    (1,267)        (4,529)
                                                              ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         192             91
                                                              ------         ------
     Net cash provided by financing activities                   192             91
                                                              ------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                          (275)          (126)
                                                              ------         ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (263)        (4,404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                       3,707          7,041
                                                              ------         ------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                   $3,444         $2,637
                                                              ------         ------
                                                              ------         ------

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

     Beginning in the fourth quarter of 1997 the Company began offering multi-year (typically five year) term licenses for its CARMA software. Maintenance support services and product upgrades are priced separately and available for an additional fee. License revenue under these arrangements is recognized upon execution of a license agreement and shipment of the product if the fee is fixed and determinable, the arrangement does not include significant customization of the software, and collectibility of the license fee is probable. Maintenance and service revenues consist of fees that are charged separately from product licenses. Maintenance revenue consists of fees for on going support and product updates and is recognized ratably over the term of the contract. Service revenue consists of training and consulting services and is recognized upon the completion of the related activity.

EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the quarter ended June 30, 1997 have been restated to conform to the requirements of SFAS No. 128.

REPORTING COMPREHENSIVE INCOME

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. There are no material items of comprehensive income for the quarters ended June 30, 1998 and June 30, 1997.

BUSINESS SEGMENT REPORTING

     In 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes requirements for reporting reportable segments based upon the "management approach" for segments which are discretely reported. Similar segments may be aggregated. The company does not currently report on discrete business segments. The adoption of SFAS 131 has no material impact on the Company.

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

RESULTS OF OPERATIONS:

     The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                        Quarter Ended June 30,       Six Months Ended June 30,
                                                        ---------------------        ------------------------
                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
  License revenue                                         85%            95%            90%            94%
  Service and other revenue                               15              5             10              6
                                                         ---            ---            ---            ---
     Total revenues                                      100            100            100            100
                                                         ---            ---            ---            ---
Costs and expenses:
  Cost of revenues                                         1              2              1              2
  Research and development                                30             36             30             36
  Sales and marketing                                     56             62             53             60
  General and Administrative                              12             15             13             15
                                                         ---            ---            ---            ---
Total costs and expenses                                  99            115             97            113
                                                         ---            ---            ---            ---
Operating income (loss)                                    1            (15)             3            (13)
Interest income                                            5              5              5              5
                                                         ---            ---            ---            ---
Income (loss) before provision
(benefit) for income taxes                                 6            (10)             8             (8)
Provision (benefit) for income taxes                       5              0              3              0
                                                         ---            ---            ---            ---
  Net income (loss)                                        1%           (10)%            5%            (8)%
                                                         ---            ---            ---            ---
                                                         ---            ---            ---            ---

REVENUES

     The Company's revenues are primarily a function of the renewal rates for annual product licenses to existing C-atalyst and CARMA clients, along with new sales of these products. Total revenues during the second quarter of 1998 increased to $5.2 million, a 14% increase versus second quarter 1997 revenues of $4.5 million. This increase is the result of continued renewal of annual license agreements, conversion of previous annual license agreements to multi-year term licenses and new term licensing agreements where license revenues are recognized up front. International revenues accounted for 85% of total revenues in the second quarter of 1998 compared to 87% during the same period in 1997. Revenues for the first six months of 1998 increased 21% compared with the same period in 1997.

     LICENSE. License revenues of $4.4 million in the second quarter of 1998 were up 2% compared with the second quarter of 1997. For the first half of 1998 license revenues increased 15% from $8.5 million in the first half of 1997 to $9.8 million in the first half of 1998.

     SERVICE AND OTHER. Service and other revenues were approximately $0.8 million in the second quarter of 1998, an increase of 225% compared with the corresponding quarter in 1997. This increase is attributable primarily to increased consulting activities being provided by the C-ATS Consulting group, and the provision of ongoing maintenance and support activities. For the first six months of 1998 these revenues increased from $0.5 million in 1997 to $1.1 million in 1998, an increase of approximately 118%.

COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the second quarter of 1998 and 1997.

     RESEARCH AND DEVELOPMENT. Most of research and development expenditures are personnel related. Total expenditures for research and development remained essentially flat at $1.6 million in the second quarter of 1998 compared with the second quarter of 1997. New product development continued on future releases of both the C-atalyst and CARMA product lines during the second quarter of 1998. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1998.

     SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased slightly to $2.9 million in the second quarter of 1998 compared to 1997 expenditure levels of $2.8 million. The

Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1998 as the Company expands its sales and service organization to support the expanded distribution and servicing of the CARMA products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the second quarter remained essentially flat at $0.7 million compared with the second quarter of 1997. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1998.

INTEREST INCOME

     Interest income is comprised primarily of interest earned on the Company's cash and short term investment balances. Interest income remained constant at $0.2 million during the second quarter of 1998 as compared to the second quarter of 1997.

PROVISION FOR INCOME TAXES

     The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years. In the second quarter of 1998 there was a provision of $0.2 million for taxes. There was no provision in 1997.

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

     A majority of the Company's revenues are currently derived from annual renewable license fees. These annual renewable licenses will continue to be an important part of the company's revenues. As such, a significant decline in the percentage of clients who renew their license or the failure of the Company to enter into renewable licenses would have a material adverse effect on the business, operating results and financial condition of the Company. Beginning in the fourth quarter of 1997 the Company began offering multi-year (typically five year) term licenses for its CARMA software. As a result, the company will recognize substantial revenues upon delivery of these products. Failure of the Company to enter into new license agreements would have a material adverse effect on the business, operating results and financial condition of the Company. Additionally, because of the potential impact of new term licenses on total revenue recognized there may be volatility of reported revenues based upon the timing of delivery of the products.

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

UNCERTAINTY OF THE EFFECTS OF THE YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS

     Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers (particularly financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its products, or its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not completed an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of June 30, 1998 the Company had $21.0 million in cash, cash equivalents and short-term investments, and no long term debt.

     Net cash generated by operating activities totaled $1.1 million in the first half of 1998, compared with $0.2 million generated by operating activities during the first half of 1997. The Company added $0.2 million of property and equipment in the first half of 1998, the same as the first half of 1997. During the first half of 1998 the company had net purchases of short term investments in the amount of $1.1 million compared with $4.3 million in the first half of 1997. The Company currently has no significant capital commitments.

     Financing activities provided cash of $0.2 million in the first half of 1998 resulting from the exercise of stock options and purchases under the employee stock purchase plan.

     The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances, and the cash flow expected to be generated from operations will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                                C-ATS SOFTWARE INC.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

          At the Annual Stockholders Meeting held on May 20, 1998 stockholders voted and approved the election of six directors of the Company for the ensuing year and until their successors are duly elected and qualified; and ratified the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

*******************************************************************************

                                     SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                C-ATS Software Inc.
                                                (Registrant)


             Date:  July 21, 1998           By: Rod A. Beckstrom
                                                -----------------------------
                                                Rod A. Beckstrom
                                                Chief Executive Officer and
                                                Chairman
                                                (Principal Executive Officer)


             Date:  July 21, 1998           By: James E. Graber
                                                -----------------------------
                                                James E. Graber
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)

                                C-ATS SOFTWARE INC.

                                 INDEX TO EXHIBITS



EXHIBIT                      EXHIBIT TITLE                       PAGE
NUMBER                                                          NUMBER

   27     Requirements for the Format and Input of Financial      15
          Data Schedules