Form 10-Q
period 1998-09-30
C ATS SOFTWARE INC
filed 1998-10-28
CIK 937266

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------

                                     FORM 10-Q


  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                 For the quarterly period ended September 30, 1998

                                        or

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
           For the transition period from ___________ to___________

                          Commission File Number:  0-25526

                                C*ATS SOFTWARE INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             DELAWARE                                         77-0185283
    -------------------------------                     ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

  1870 EMBARCADERO ROAD, PALO ALTO, CA                       94303
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                   650-321-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X (1)]  Yes [X (2)]  No

       Number of shares outstanding of the issuer's common stock, $0.001 par value as of SEPTEMBER 30, 1998: 7,013,905

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

                                C*ATS SOFTWARE INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                     -------------   ------------
                 ASSETS                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                         $   2,670       $  3,707
   Short-term investments                               17,737         16,446
   Accounts receivable, net                              3,490          5,100
   Prepaid expenses                                        446            271
   Deferred income taxes                                 2,583          2,607
                                                     ---------      ---------
      Total current assets                              26,926         28,131
                                                     ---------      ---------

PROPERTY AND EQUIPMENT:
   Equipment                                             2,909          2,809
   Leasehold improvements                                  121            125
   Furniture and fixtures                                  361            403
                                                     ---------      ---------
                                                         3,391          3,337
   Accumulated depreciation                             (2,648)        (2,486)
                                                     ---------      ---------
      Net property and equipment                           743            851
                                                     ---------      ---------
Purchased software, at cost                              1,546          1,516
   Accumulated amortization                             (1,071)          (879)
                                                     ---------      ---------
      Net purchased software                               475            637
                                                     ---------      ---------
Income tax refund receivable                               686            686
Other assets                                               323            335
                                                     ---------      ---------
                                                     $  29,153      $  30,640
                                                     ---------      ---------
                                                     ---------      ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $     629      $     390
   Accrued liabilities                                     444            674
   Accrued compensation                                  1,322          1,604
   Accrued taxes payable                                   241            281
   Deferred revenue                                      7,145          8,007
                                                     ---------      ---------
      Total current liabilities                          9,781         10,956
                                                     ---------      ---------

STOCKHOLDERS' EQUITY:
   Common stock                                              7              7
   Additional paid in capital                           23,762         23,282
   Accumulated comprehensive income                         39            228
   Accumulated deficit                                  (4,436)        (3,833)
                                                     ---------      ---------
      Total stockholders' equity                        19,372         19,684
                                                     ---------      ---------
                                                     $  29,153      $  30,640
                                                     ---------      ---------
                                                     ---------      ---------

                                C*ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                    Quarter ended September 30,   Nine months ended September 30,
                                                    ---------------------------   -------------------------------
                                                         1998           1997          1998           1997
                                                         ----           ----          ----           ----
                                                      (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
   License revenue                                    $  3,436       $  4,311      $  13,274      $  12,851
   Service and other revenue                               749            350          1,837            848
                                                      --------       --------      ---------      ---------
      Total revenues                                     4,185          4,661         15,111         13,699
                                                      --------       --------      ---------      ---------

Costs and expenses:
   Cost of revenues                                         90             72            200            236
   Research & development                                1,512          1,904          4,797          5,130
   Sales & marketing                                     3,197          2,931          8,948          8,355
   General & administrative                                665            829          2,082          2,234
   In process R&D and
   one time project costs                                    0            585              0            585
                                                      --------       --------      ---------      ---------
      Total costs & expenses                             5,464          6,321         16,027         16,540
                                                      --------       --------      ---------      ---------
Operating loss                                          (1,279)        (1,660)          (916)        (2,841)
Interest & other income                                    255            248            783            717
                                                      --------       --------      ---------      ---------
Loss before provision
   for income taxes                                     (1,024)        (1,412)          (133)        (2,124)
Provision for income taxes                                 151              0            471              0
                                                      --------       --------      ---------      ---------
Net loss                                              $ (1,175)      $ (1,412)     $    (604)     $  (2,124)
                                                      --------       --------      ---------      ---------
                                                      --------       --------      ---------      ---------

Net loss per share:
   basic                                              $  (0.17)      $  (0.21)     $   (0.09)     $   (0.32)
                                                      --------       --------      ---------      ---------
                                                      --------       --------      ---------      ---------
   diluted                                            $  (0.17)      $  (0.21)     $   (0.09)     $   (0.32)
                                                      --------       --------      ---------      ---------
                                                      --------       --------      ---------      ---------
Weighted average common
   shares outstanding:
   basic                                                 6,937          6,766          6,886          6,720
                                                      --------       --------      ---------      ---------
                                                      --------       --------      ---------      ---------
   diluted                                               6,937          6,766          6,886          6,720
                                                      --------       --------      ---------      ---------
                                                      --------       --------      ---------      ---------

                                C*ATS SOFTWARE INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                Nine Months Ended
                                                                -----------------
                                                          September 30,   September 30,
                                                              1998            1997
                                                          -------------   -------------
                                                           (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(604)       $(2,124)
   Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:

      Depreciation and amortization                             559            623
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable           1,610            597
         (Increase) decrease in prepaid expenses               (175)            56
         (Increase) decrease in tax refunds due                   0         (2,062)
         (Increase) decrease in deferred income taxes            24          1,566
         (Increase) decrease in other assets                     12             12
         Increase (decrease) in accounts payable                239           (169)
         Increase (decrease) in accrued liabilities            (230)           255
         Increase (decrease) in accrued compensation           (282)           108
         Increase (decrease) in accrued taxes payable           (40)             0
         Increase (decrease) in deferred revenue               (862)          (554)
                                                             ------         ------
      Net cash provided (used) by operating activities          251         (1,692)
                                                             ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchase of short term investments                    (1,291)        (1,889)
   Purchase of property and equipment                          (288)          (379)
                                                             ------         ------
      Net cash used in investing activities                  (1,579)        (2,268)
                                                             ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       480            509
                                                             ------         ------
      Net cash provided by financing activities                 480            509
                                                             ------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                        (189)          (199)
                                                             ------         ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,037)        (3,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                     3,707          7,041
                                                             ------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $2,670         $3,391
                                                             ------         ------
                                                             ------         ------

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

       Beginning in the fourth quarter of 1997, the Company began offering multi-year (ranging from three to five years) term licenses for its CARMA software. Maintenance support services and product upgrades are priced separately and available for an additional fee. License revenue under these arrangements is recognized upon execution of a license agreement and shipment of the product if the fee is fixed and determinable, the arrangement does not include significant customization of the software, and collectibility of the license fee is probable. Maintenance and service revenues consist of fees that are charged separately from product licenses. Maintenance revenue consists of fees for support and product updates and is recognized ratably over the term of the contract. Service revenue consists of training and consulting services and is recognized upon the completion of the related activity.

EARNINGS PER SHARE

       In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options unless the effect is anti-dilutive. Per share amounts for the quarter ended September 30, 1997 have been restated to conform to the requirements of SFAS No. 128.

REPORTING COMPREHENSIVE INCOME

       In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is
displayed with the same prominence as other financial statements.   There are
no material items of comprehensive income for the quarters ended September 30, 1998 and September 30, 1997.

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

RESULTS OF OPERATIONS:

       The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in the Company's Consolidated Statements of Operations:

                                                              Quarter Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          1998           1997           1998           1997
                                                      -----------    -----------    -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
   License revenue                                          82%            92%            88%            94%
   Service and other revenue                                18              8             12              6
                                                          ----           ----           ----           ----
      Total revenues                                       100            100            100            100
                                                          ----           ----           ----           ----
Costs and expenses:
   Cost of revenues                                          2              2              1              2
   Research and development                                 36             41             32             38
   Sales and marketing                                      76             63             59             61
   General and Administrative                               16             18             14             16
   In process R&D and
      one time project costs                                 0             11              0              4
                                                          ----           ----           ----           ----
Total costs and expenses                                   130            135            106            121
                                                          ----           ----           ----           ----
Operating loss                                             (30)           (35)            (6)           (21)
Interest income                                              6              5              5              5
                                                          ----           ----           ----           ----
Loss before provision for
   income taxes                                            (24)           (30)            (1)           (16)
Provision for income taxes                                   4              0              3              0
                                                          ----           ----           ----           ----
   Net loss                                                (28)%         ( 30)%           (4)%          (16)%
                                                          ----           ----           ----           ----
                                                          ----           ----           ----           ----

REVENUES

       The Company's revenues are primarily a function of the renewal rates for annual product licenses to existing C*atalyst clients, along with new sales of Catalyst and CARMA products. Total revenues during the third quarter of 1998 decreased to $4.2 million, a 10% decrease versus third quarter 1997 revenues of $4.7 million. This decrease is the result of the long sales cycles associated with the CARMA product. International revenues accounted for 85% of total revenues in the third quarter of 1998 compared to 87% during the same period in 1997. Revenues for the first nine months of 1998 increased 10% compared with the same period in 1997.

       LICENSE. License revenues of $3.4 million in the third quarter of 1998 decreased 20% compared with the third quarter of 1997. For the first nine months of 1998 license revenues increased 3% from $12.9 million in the first nine months of 1997 to $13.3 million in the first nine months of 1998.

       SERVICE AND OTHER. Service and other revenues were approximately $0.7 million in the third quarter of 1998, an increase of 114% compared with the corresponding quarter in 1997. This increase is attributable primarily to increased consulting activities being provided by the C*ATS Consulting group in support of the CARMA product implementations, and the provision of ongoing maintenance and support activities. For the first nine months of 1998 these revenues increased from $0.8 million in 1997 to $1.8 million in 1998, an increase of approximately 117%.

COSTS AND EXPENSES

       COST OF REVENUES. Cost of revenues includes the cost of documentation materials, royalties and the cost of subcontracted services. Cost of revenues remained at approximately $0.1 million in the third quarters of 1998 and 1997.

       RESEARCH AND DEVELOPMENT. The majority of research and development expenditures are personnel related. Total expenditures for research and development in the third quarter of 1998 was $1.5 million. This represents a decrease in research and development expenditures from the corresponding quarter in 1997. The majority of the decrease is attributable to a reduction in the number of outside consultants and other purchased services in the third quarter of 1998. New product development continued on future releases of both the C*atalyst and CARMA product lines during the third quarter of 1998. The amounts of ongoing software development costs which could have been capitalized were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date. The Company believes that significant investment for product research and development is essential to product and technical leadership, and the Company anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates continuing research and development expenditures at a similar level of activity during the remainder of 1998.

       SALES AND MARKETING. Sales and marketing expenses consist principally of salary, commissions and facilities-related costs. Sales and marketing expenditures increased to $3.2 million in the third quarter of 1998 compared to 1997 expenditure levels of $2.9 million. The Company anticipates that sales and marketing expenses will increase in dollar amount during the remainder of 1998 as the Company expands its sales and service organization to support the expanded distribution and servicing of the CARMA products. Included in sales and marketing expense are costs associated with
consulting, maintenance and training services.   During the quarter the
Company completed the consolidation of the Hong Kong office into the Tokyo office. There were no significant costs associated with this consolidation.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for finance, contract administration, human resources and general management and administration, as well as legal, accounting and auditing expenses. General and administrative expenses in the third quarter decreased from $0.8 million in the third quarter of 1997 to $0.7 million in the third quarter of 1998. The 1997 results included costs associated with the acquisition of licensing rights to the C*ATS FX product. The Company anticipates that general and administrative expenses will remain at current levels during the remainder of 1998.

INTEREST INCOME

       Interest income is comprised primarily of interest earned on the Company's cash and short term investment balances. Interest income remained constant at $0.2 million during the third quarter of 1998 as compared to the third quarter of 1997.

PROVISION FOR INCOME TAXES

       The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted laws and rates applicable to the periods in which the taxes become payable. The provision for income taxes takes into account the effects of foreign income taxes and state income taxes, offset by utilization of research and development credits and foreign tax credits in both years. In the third quarter of 1998 there was a provision of $0.2 million for taxes. There was no provision in 1997.

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

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

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

       A majority of the Company's revenues are currently derived from annual renewable license fees. These annual renewable licenses will continue to be an important part of the company's revenues. As such, a significant decline in the percentage of clients who renew their license or the failure of the Company to enter into renewable licenses would have a material adverse effect on the business, operating results and financial condition of the Company. Beginning in the fourth quarter of 1997, the Company began offering multi-year (ranging from three to five years) term licenses for its CARMA software. As a result, the Company may recognize substantial revenues upon delivery of these products. Failure of the Company to enter into new license agreements would have a material adverse effect on the business, operating results and financial condition of the Company. Additionally, because of the potential impact of new term licenses on total revenue recognized there may be volatility of reported revenues based upon the timing of delivery of the products.

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

       The Company's quarterly operating results may fluctuate as a result of a variety of factors, including the volume and timing of license renewals by existing clients, license agreements with new clients, the timing and market acceptance of new products or technological advances by the Company or its competitors, price levels, and unexpected expenses. The Company's expense levels are based, in part, on expectations of future revenues. If revenues in a particular quarter do not meet expectations, operating results could be adversely affected. The Company expects that its operating results will fluctuate in the future as a result of these and other factors. Additionally, the Company has accrued a reserve for tax liabilities in connection with an Internal Revenue Service examination. There can be no assurance that such a reserve will be adequate to cover any liabilities. Results of past quarters should not be relied on as an indication of future results.

UNCERTAINTY OF THE EFFECTS OF THE YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS

       Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers (particularly financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. Based on internal analysis the Company does not believe its products, or its computer systems or applications currently in use will be adversely affected by the upcoming change in century.
However, the Company has not completed an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations to date through cash flow from operations and its initial public offering of stock effective March 20, 1995. As of September 30, 1998 the Company had $20.4 million in cash, cash equivalents and short-term investments, and no long term debt.

       Net cash provided by operating activities was approximately $0.3 million in the first nine months of 1998 compared with $1.7 million used by operating activities during the first nine months of 1997. The Company added $0.3 million of property and equipment in the first nine months of 1998, a decrease from $0.4 million for the same period in 1997. During the first nine months of 1998 the company had net purchases of short term investments in the amount of $1.3 million compared with $1.9 million in the first nine months of 1997. The Company currently has no significant capital commitments.

       Financing activities provided cash of $0.5 million in the first nine months of 1998 resulting from the exercise of stock options and purchases under the employee stock purchase plan.

       The Company believes that the liquidity provided by existing cash, cash equivalents and short-term investment balances, and the cash flow expected to be generated from operations will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditure requirements for at least the next twelve months.

                                C*ATS SOFTWARE INC.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

              No items were submitted to a vote of security holders during the quarter ended September 30, 1998.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              On August 26, 1998 the Company filed a Form 8-K announcing the resignation of Arthur Andersen LLP and the appointment of KPMG
              Peat Marwick LLP as the Company's auditors.

 *********************************************************************************

                                     SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                C*ATS Software Inc.
                                                (Registrant)

 Date:  October 20, 1998                   By:  Rod A. Beckstrom
                                                -----------------------------
                                                Rod A. Beckstrom
                                                Chief Executive Officer and
                                                Chairman
                                                (Principal Executive Officer)


 Date:  October 20, 1998                   By:  James E. Graber
                                                -----------------------------
                                                James E. Graber
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)

                                C*ATS SOFTWARE INC.

                                 INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         EXHIBIT TITLE
    -------                        -------------
      27       Requirements for the Format and Input of Financial
               Data Schedules